Form 10-Q
period 1995-05-27
PROGROUP INC
filed 1995-07-11
CIK 80397

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended     May 27, 1995     Commission File Number    0-921
                     ---------------------                       ---------------

                                PROGROUP, INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Tennessee                               62-0331019
- --------------------------------------------------------------------------------
    (State of Incorporation)            (I.R.S. Employer Identification No.)

6201 Mountain View Road, Ooltewah, Tennessee                     37363
- --------------------------------------------------------------------------------
  (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number                                  615-238-5890


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


Yes         x      .   No              .
     --------------       -------------


As of July 7, 1995, the number of shares outstanding of the issuer's common stock was 2,619,991.

                                     INDEX


                                                                 Pages
                                                                 -----
Part I.  Financial Information

         Balance Sheets - May 27, 1995 and
            February 25, 1995                                        1

         Statements of Operations - Three Months
           Ended May 27, 1995 and May 28, 1994                       2

         Statements of Cash Flows - Three Months
           Ended May 27, 1995 and May 28, 1994                       3

         Notes to Financial Statements                           4 - 7

         Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                            8 - 9


Part II. Other Information                                          10

         Signature Page                                             11


    Page 1                                                              Form 10Q

    PART I.  FINANCIAL INFORMATION

    ITEM I.  FINANCIAL STATEMENTS
                                BALANCE SHEETS
                      MAY 27, 1995 AND FEBRUARY 25, 1995
                               ($ in thousands)

    ASSETS
                                                            May 27, 1995   Feb. 25, 1995
                                                           -------------   -------------
                                                            (Unaudited)
    Current assets:
       Cash                                                $         43   $         34

       Trade receivables                                         10,981          8,233
         less:  allowance for doubtful accounts                    (966)        (1,049)
            Net receivables                                       9,985          7,184

       Inventories, net                                           9,494         15,101
       Current portion of note receivable                         1,600              -
       Prepaid expenses and other                                 2,420            478
                                                           ------------    -----------
          Total current assets                                   21,942         22,797


    Property, plant and equipment                                 9,113          9,003
         less:  accumulated depreciation                         (5,353)        (5,225)
                                                           ------------    -----------
           Net property, plant and equipment                      3,760          3,778

    Other assets:
       Non-current assets of discontinued
           operations                                               869          2,423
       Goodwill                                                      85             85
       Long-term note receivable                                  1,126              -
       Other                                                      1,957          2,188
                                                           ------------   ------------
                                                                  4,037          4,696
                                                           ------------   ------------

    TOTAL ASSETS                                           $     29,739   $     31,271
                                                           ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term
     obligations                                           $        415   $        407
   Short-term borrowings from bank                               12,910         11,829
   Accounts payable                                               2,400          4,120
   Accrued liabilities                                            2,505          3,629
                                                           ------------   ------------
      Total current liabilities                                  18,230         19,985

Long-term obligations, net of
   current maturities                                             6,478          7,066

Stockholders' equity:
   Common stock, $.50 par value,
      10,000,000 shares authorized,
      2,619,991 and 2,539,366 shares
      issued and outstanding at May 27, 1995
      and February 25, 1995,
      respectively                                                1,310          1,270
   Additional paid-in capital                                     4,583          4,118
   Retained deficit                                                (862)        (1,168)
                                                           ------------   ------------
      Total stockholders' equity                                  5,031          4,220
                                                           ------------   ------------
TOTAL LIABILITIES & STOCK-
   HOLDERS' EQUITY                                         $     29,739   $     31,271
                                                           ============   ============


(The accompanying notes are an integral part of these financial statements.)

Page 2                                                                  Form 10Q



                            STATEMENTS OF OPERATIONS
                THREE MONTHS ENDED MAY 27, 1995 AND MAY 28, 1994
                                  (Unaudited)
                   ($ in thousands except per share amounts)


                                                                        THREE MONTHS ENDED
                                                               ------------------------------------
                                                               May 27, 1995           May 28, 1994
                                                               ------------           -------------
Net sales                                                     $      8,252           $      8,763
Cost of sales                                                        5,723                  6,416
                                                              ------------           ------------
   Gross profit                                                      2,529                  2,347

Selling and marketing expenses                                       1,316                  2,343

General and administrative expenses                                    519                    531
                                                              ------------           ------------
   Income (loss) from operations                                       694                   (527)

Other income, net                                                      147                    151
                                                              ------------           ------------
Income (loss) before interest
   and income taxes                                                    841                   (376)

Interest expense                                                       883                    213
                                                              ------------           ------------
Loss from continuing operations before income taxes                    (42)                  (589)

Provision (benefit) for income taxes                                     -                   (212)
                                                              ------------           ------------
Loss from continuing operations                                        (42)                  (377)

Discontinued operations                                                348                   (349)
                                                              ------------           ------------
Net income (loss)                                             $        306           $       (726)
                                                              ============           ============
Net income (loss) per share from:

         Continuing operations                                $      (0.01)          $      (0.15)
         Discontinued operations                                      0.13                  (0.14)
                                                              ------------           ------------
                                                              $       0.12           $      (0.29)
                                                              ============           ============


  (The accompanying notes are an integral part of these financial statements.)

Page 3                                                                  Form 10Q

                                PROGROUP, INC.
                           STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED MAY 27, 1995 AND MAY 28, 1994
                                   ($000's)
                                 (Unaudited)

                                                       May 27, 1995   May 28, 1994
                                                      -------------   ------------
CASH FLOWS FROM
   OPERATING ACTIVITIES:

Net income (loss)                                     $        306   $       (726)

Adjustments to reconcile net income (loss) to net cash provided by
   (used for) operating
   activities:

      Depreciation and amortization                            275            213
      Deferred income tax                                        -           (409)

         Changes in current assets
             and liabilities -
         Receivables and deferred
             income taxes                                   (2,801)          (944)

         Inventories                                         1,266          1,771
         Prepaid expenses and other                             27            323
         Accounts payable                                   (1,720)           979
         Accrued liabilities                                  (924)          (725)
                                                      ------------   ------------
              Net cash provided by (used for)
                  operating activities                      (3,571)           482
                                                      ------------   ------------

CASH FLOWS FROM
   INVESTING ACTIVITIES:


Additions to property, plant and equipment                    (212)           (32)
Payment received on note receivable                          1,400              -
Proceeds from sale of property, plant-equipmnet              1,554              -
Other                                                          192              -
                                                      ------------   ------------
              Net cash provided by (used for)
                  investing activities                       3,081            (32)
                                                      ------------   ------------


CASH FLOWS FROM
   FINANCING ACTIVITIES:

Net increase (decrease) in
   short-term borrowings
   from bank                                           $     1,081   $       (361)

Principal payments on
   long-term obligations                                      (582)          (134)
                                                       ------------  ------------



   Net cash provided by (used for)
      financing activities                                     499           (495)
                                                       ------------  ------------


NET INCREASE (DECREASE) IN CASH                                  9            (45)




CASH, beginning of period                                       34             50
                                                       -----------   ------------


CASH, end of period                                    $        43   $          5
                                                       ===========   ============


SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION:
   Cash paid (received) during the
      period for:
         Interest                                      $       341    $        212
                                                       ===========    ============

         Income taxes                                  $         -    $        (15)
                                                       ===========    ============


  (The accompanying notes are an integral part of these financial statements.)

Page 4                                                                 Form 10-Q

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                                     NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The quarterly financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Company's latest annual report on Form 10-K. In the opinion of management of the Company, all adjustments necessary, consisting only of normal recurring adjustments, to present fairly (1) the financial position of ProGroup, Inc. as of May 27, 1995, and (2) the results of its operations and its cash flows for the three months ended May 27, 1995 and May 28, 1994, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

Reference is also made to the Company's annual report on Form 10-K for the fiscal year ended February 25, 1995, for a discussion of the Company's significant accounting policies. Certain prior period amounts have been reclassified to conform with the May 27, 1995 financial statement presentation.


                                    NOTE 2
INCOME TAXES:
As of the beginning of fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109), which requires a change from the deferred method to the liability method of accounting for income taxes. Under the new method, deferred income tax assets and liabilities arise from differences between the tax basis of an asset or liability and its reported amount in the financial statements. Deferred tax balances are calculated by applying the provisions of enacted tax law to determine the amount of taxes payable or refundable currently or in future years. There was no cumulative effect on prior years of this change in accounting principle. Prior periods' financial statements were not restated to apply the provisions of SFAS 109.

During the three months ended May 27, 1995, the Company did not record an income tax provision as the Company has net operating loss carryforwards, and the realization of the benefits related thereto is uncertain.

Page 5                                                                 Form 10-Q

                                     NOTE 3

SHORT-TERM BORROWINGS:
Short-term borrowings consist of advances under a line of credit with a bank. At the end of the first two quarters of fiscal 1995, the Company was in violation of substantially all the financial covenants under the line of credit agreement. In October 1994, the Company executed a loan modification agreement with the bank, whereby the maturity date of the line of credit was accelerated to January 31, 1995 and interest rates were increased substantially.

In connection with a guarantee of the line of credit in January 1995, by a significant shareholder and director (the "Guarantor"), the line of credit was amended to extend the maturity date to August 30, 1996 and establish the terms discussed below.

As consideration to the Guarantor for the guarantee, the Company issued an $850,000 convertible note and a warrant to purchase up to 390,000 common shares of the Company (Note 4). Additionally, the Guarantor was given preemptive rights through January 27, 2000 with respect to future issuances by the Company sufficient to enable the Guarantor to maintain his fully diluted common stock ownership percentage.

The short-term borrowing arrangement with the bank permits borrowings of the lesser of $16 million or the borrowing base, as defined in the agreement. The borrowing base is generally equal to the sum of 70% of eligible accounts receivable, 35% of eligible finished goods, 25% of eligible raw materials, 70% of the note receivable from the sale of the Duckster division, and $2 million. Advances under this line of credit bear interest at the bank's base rate less
 .50% (8.5% at May 27, 1995). At May 27, 1995, $12.9 million was outstanding under this line of credit and $200,000 was reserved for outstanding letters of credit; therefore, the remaining amount available under this line was $2.7 million.

The Company may also borrow from the bank, subject to consent from the Guarantor, an additional $3 million over the borrowing base (total borrowings from the bank not to exceed $16 million) which bears interest at the bank's base rate less .25% (8.75% at May 27, 1995). The unused amount available under the overline advance account, subject to consent from the Guarantor, was $239,000. Short-term borrowings and the term loan with the bank (Note 4) are secured by accounts receivable, inventories, machinery and equipment, and certain real property.

In March 1995, the Company entered into an additional $4 million line of credit agreement with a bank which is guaranteed by the Guarantor. The line of credit bears interest at the prime rate and matures on March 15, 1996. As of May 27, 1995, there were no amounts outstanding under this line of credit.

Page 6                                                                 Form 10-Q

                                     NOTE 4

LONG-TERM OBLIGATIONS:

During November 1993, the Company established a $3 million fixed rate term loan. This loan is payable in monthly installments of $45,000 (including interest at 9.5%) through October, 2000. The balance outstanding under the term loan at May 27, 1995 was $2.0 million (after applying $541,000 of proceeds from the sale of the Duckster division against principal). Additionally, a capital lease obligation exists for a manufacturing facility in the amount of $443,000. The facility was sold in June 1995. In November 1994, the Company completed a private placement of $5 million in subordinated notes. The holders of the subordinated notes (which include certain officers and directors of the Company) also received warrants to purchase up to 1,000,000 shares of common stock of the Company at $5.50 per share. The estimated fair value of the warrants was recorded as additional paid-in capital.

The $850,000 subordinated note (Note 3) is convertible to common stock at the Guarantor's option. The note, plus accrued interest, may be converted during the life of the note at a conversion price of $6.25.


                                     NOTE 5

NET INCOME (LOSS) PER COMMON SHARE:

The computation of net income (loss) per common share and common equivalent share is based on the monthly weighted average number of common shares outstanding during the period after adding common stock equivalents (stock options) having a dilutive effect.

                                           THREE MONTHS ENDED
                                     -----------------------------
                                     MAY 27, 1995    MAY 28, 1994
                                     -------------    ------------
Weighted average number
   of common shares
   outstanding                        2,619,991        2,536,866
Effect of assumed
   exercise of stock
   options (where dilutive)                  --               --
                                     ----------      -----------

Weighted average common
   and common equivalent
   shares outstanding                 2,619,991        2,536,866
                                     ==========      ===========

Page 7                                                                 Form 10-Q


                                    NOTE 6
INVENTORIES:

Inventories as of May 27, 1995 and February 25, 1995, were as follows:

                               May 27, 1995       Feb. 25, 1995
                               -------------      -------------
Inventories:
   Raw materials                  $  4,135           $  4,521
   Work-in-process                   1,550              1,474
   Finished goods                    4,809              9,106
                                  --------           --------
                                  $  9,494           $ 15,101
                                  ========           ========

                                     NOTE 7

STOCKHOLDERS' EQUITY:

In July, 1994, the Company approved an increase in its total number of authorized shares of common stock from 4,000,000 to 10,000,000.


                                     NOTE 8

SUBORDINATED NOTES AND COMMON STOCK WARRANTS:

On November 3, 1994, the Company completed a private placement of $5,000,000 aggregate principal amount of 6% subordinated notes (the "Notes") due 1999, and warrants to purchase up to 1,000,000 shares of common stock of the Company at a price of $5.50 per share (the "Warrants"). The Notes were recorded net of the aggregate discount of $1,662,000 which gives effect to the original issue discount attributed to the Notes and the assigned value of the Warrants. The Notes and Warrants were issued to certain members of the Board of Directors, an officer of the Company, and certain shareholders of the Company. The securities are restricted.

The Notes have a stated interest rate of 6% and all principal and accrued interest is due November 3, 1999. Interest through December 31, 1995 can be deferred at the option of the Company provided the deferred amount is repaid ratably during the 1996 calendar year. Beginning on December 31, 1994, interest is payable quarterly, and interest will be payable monthly beginning January 1, 1996. The Notes are subordinated to all senior indebtedness and are included in long-term obligations in the accompanying balance sheet at May 27, 1995.

The Warrants are exercisable for five years and vest 70% upon funding of the Notes, 90% after one year, and 100% after two years. The value assigned to the Warrants was $1,662,000, or $1.662 per share. The holders of the Warrants will have one demand registration right for the purpose of registering the stock underlying the Warrants for resale pursuant to the Securities Act of 1933. The value assigned to the Warrants was credited to additional paid-in capital.

Page 8                                                                 Form 10-Q

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND  RESULTS OF OPERATIONS

FINANCIAL CONDITION
As of May 27, 1995, the Company had working capital of approximately $3.7
million and a current ratio of 1.2 to 1.   The Company generally relies upon
internally generated cash and short-term borrowings to satisfy working capital requirements and normal capital expenditure needs. The Company maintains a $16 million revolving credit facility which is utilized as needed. Outstanding borrowings under the revolving credit facility as of May 27, 1995 were $12.9 million. Advances under this line bear interest at a variable rate based on the prime rate less .50% (8.5% at May 27, 1995). The line of credit matures on August 30, 1996.

At the end of the first two quarters of fiscal 1995, the Company was in violation of certain of the loan covenants related to its short-term line of credit and term loan with a bank. In October, 1994, the Company executed a loan modification agreement with the bank, whereby the Company was no longer in violation of any of the covenants, and the maturity date of the line of credit was accelerated to January 31, 1995. Additionally, the October loan modification agreement increased interest rates substantially and the Company agreed to assign certain intellectual property to the bank if the Company could not secure additional capital investment. The Company was able to secure additional capital through a November 3, 1994 private placement of $5.0 million in subordinated notes with detachable stock purchase warrants. In the fourth quarter of fiscal 1995, the Company renegotiated the loan agreement with the bank, resulting in an extension of the loan's maturity date to August 30, 1996. The Company's obligations to the bank under the line of credit have been guaranteed by the Company's Chairman and Chief Executive Officer (the Guarantor). The Company obtained an additional $4.0 million revolving credit facility, which expires on March 15, 1996, and which is also guaranteed by the Guarantor.

During the first quarter of fiscal 1996, cash was provided primarily by the proceeds from the sale of Duckster fixed assets and inventories, the increase in short-term borrowings, and the reduction in inventories. Cash was used primarily to finance receivables and reduce accounts payable.

RESULTS OF OPERATIONS
Net sales for the first quarter of fiscal 1996 decreased $.6 million, or 6.8% compared with the first quarter of fiscal year 1995. Overall, club sales decreased $1.3 million, or 26%, during the first three months of fiscal 1996, while bag sales increased $.7 million, or 20%. The club sales decrease included a $.5 million, or 31%, decrease in sales to golf courses and golf shops and a $.8 million, or 25%, decrease in sales of Arnold Palmer clubs. Pro bag sales increased $.3 million, or 15%, from the prior year, while sales of Arnold Palmer bags were up $.4 million, or 25%, in the current period.

Gross profit for the first quarter of fiscal 1996 was $2.5 million, or 30.6%, of net sales as compared to $2.3 million, or 26.8%, of net sales a year ago. The improvement in margin for the current period is due primarily to i) a reduction in inventory reserve provisions, and, ii) a reduction in manufacturing variances.

Selling and marketing expenses decreased $1.0 million, or 44%, for the first quarter of fiscal 1996 compared with the same period last year. Decreased advertising and promotional expenses accounted for more than half of the change. Reduced commissions, salaries, and related costs were other factors in the decrease.

Interest expense increased $700,000 for the three months ended May 27, 1995 as compared to the same period a year ago. Increased long-term borrowings from the issuance of $5.0 million of subordinated debt and higher costs associated with the Company's short-term borrowings caused the increase.

The Company has not recorded an income tax provision for the first quarter of fiscal 1996, as the Company has net operating loss carryforwards, and the realization of the benefits related thereto is uncertain. The benefit for income taxes as a percent of pretax income was 36% for the first quarter of fiscal 1995.

For the first three months of fiscal 1996, the Company reported income from discontinued operations of $348,000. This relates to the operating results of the Duckster segment through the date of the sale on May 5, 1995. In the first three months of fiscal 1995, the Company reported a loss from discontinued operations of $349,000.

Page 10                                                               Form 10-Q


                          PART II. OTHER INFORMATION




Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits -

            1.  Statement regarding computation of per share earnings
                (Exhibit 11)

            2.  Financial data schedule (Exhibit 27)

        (b) Reports on Form 8-K -

            The Registrant filed the following reports on Form 8-K during the first quarter of fiscal 1996:

            Form 8-K dated March 9, 1995 regarding the appointment of a new Chairman and Chief Executive Officer and the entering of a new credit facility filed on April 3, 1995.

            Form 8-K dated May 5, 1995 regarding the sale of the Company's Duckster division filed on May 22, 1995.

Page 11                                                                Form 10-Q

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 PROGROUP, INC.
                               -----------------------------------------------
                                                  (Registrant)

                               /s/ W. Ryland Dooley, III
                               -----------------------------------------------
Date: July 10, 1995            W. Ryland Dooley, III
                               President and Interim Principal Financial Officer

                                                                       Form 10-Q

                                  EXHIBIT 11


STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

This statement is included in Note 5.