Form 10-Q
period 1995-08-26
PROGROUP INC
filed 1995-10-10
CIK 80397

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended     August 26, 1995    Commission File Number     0-921
                     ------------------------                      ------------

                               PROGROUP, INC.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                 Tennessee                                62-0331019
--------------------------------------------------------------------------------
          (State of Incorporation)          (I.R.S. Employer Identification No.)


  6201 Mountain View Road, Ooltewah, Tennessee              37363
--------------------------------------------------------------------------------
    (Address of principal executive offices)              (Zip Code)


Registrant's telephone number                           423-238-5890


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


Yes      x      .    No           .
    ------------        ----------


As of October 6, 1995, the number of shares outstanding of the issuer's common stock was 2,624,991.

                                    INDEX



                                                                        Pages
                                                                        -----
Part I.  Financial Information

         Balance Sheets - August 26, 1995 and
           February 25, 1995                                               1

         Statements of Operations - Three Months and Six Months
           Ended August 26, 1995 and August 27, 1994                        2

         Statements of Cash Flows - Six Months
           Ended August 26, 1995 and August 27, 1994                        3

         Notes to Financial Statements                                  4 - 7

         Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                     8 - 9


Part II. Other Information                                                 10

         Signature Page                                                    11


    Page 1                                                              Form 10Q

    PART I.  FINANCIAL INFORMATION

    ITEM I.  FINANCIAL STATEMENTS

                                BALANCE SHEETS
                    AUGUST 26, 1995 AND FEBRUARY 25, 1995
                               ($ in thousands)



    ASSETS                                                       LIABILITIES AND STOCKHOLDERS' EQUITY
                                     Aug 26, 1995 Feb. 25, 1995                                           Aug 26, 1995 Feb. 25, 1995
                                     ------------ -------------                                           ------------ -------------
                                      (Unaudited)                                                           (Unaudited)
    Current assets:                                              Current liabilities:
       Cash                            $      9    $    34          Current maturities of long-term
                                                                      obligations                             $   266      $   407
       Trade receivables                  5,043      8,233          Short-term borrowings from bank             9,283       11,829
            less: allowance for
            doubtful accounts              (601)    (1,049)         Accounts payable                            1,326        4,120
                                       --------    -------
                Net receivables           4,442      7,184          Accrued liabilities                         2,457        3,629
                                                                                                              -------      -------
       Inventories, net                   9,890     15,101            Total current liabilities                13,332       19,985
       Current portion of note
         receivable                       1,600          -
       Prepaid expenses and other           612        478       Long-term obligations, net of
                                       --------    -------          current maturities                          6,150        7,066

          Total current assets           16,553     22,797
                                                                 Stockholders' equity:
    Property, plant and equipment         9,009      9,003          Common stock, $.50 par value,
            less: accumulated
            depreciation                 (5,373)    (5,225)            10,000,000 shares authorized,
                                       --------    -------
                Net property, plant       3,636      3,778             2,624,991 and 2,539,366 shares
                  and equipment                                     issued and outstanding at August
                                                                       26, 1995 and February 25, 1995,
    Other assets:                                                      respectively                             1,310        1,270
       Non-current assets of discontinued                           Additional paid-in capital                  4,583        4,118
           operations                       314      2,423          Retained deficit                           (1,847)      (1,168)
       Goodwill                              85         85                                                    -------      -------
       Long-term note receivable          1,126          -             Total stockholders' equity               4,046        4,220
       Other                              1,814      2,188                                                    -------      -------
                                       --------    -------
                                          3,339      4,696       TOTAL LIABILITIES & STOCK-
                                       --------    -------          HOLDERS' EQUITY                           $23,528      $31,271
    TOTAL ASSETS                       $ 23,528    $31,271                                                    =======      =======
                                       ========    =======


 (The accompanying notes are an integral part of these financial statements.)

Page 2                                                                  Form 10Q



                           STATEMENTS OF OPERATIONS
             SIX MONTHS ENDED AUGUST 26, 1995 AND AUGUST 27, 1994
                                 (Unaudited)
                  ($ in thousands except per share amounts)


                                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                  ---------------------------         ----------------------------
                                                  Aug 26, 1995   Aug 27, 1994          Aug 26, 1995  Aug 27, 1994
                                                 --------------  ------------         -------------  -------------
       Net sales                                 $      4,837   $      6,218          $    13,089   $   14,981
       Cost of sales                                    3,909          5,400                9,632       11,816
                                                 ------------   ------------          -----------   ----------
          Gross profit                                    928            818                3,457        3,165

       Selling and marketing expenses                   1,083          1,833                2,399        4,176

       General and administrative expenses                523            669                1,042        1,200
                                                 ------------   ------------          -----------   ----------

          Income (loss) from operations                  (678)        (1,684)                  16       (2,211)

       Other income, net                                  416             67                  563          218
                                                 ------------   ------------          -----------   ----------
       Income (loss) before interest
          and income taxes                               (262)        (1,617)                 579       (1,993)

       Interest expense                                   723            300                1,606          513
                                                 ------------   ------------          -----------   ----------
       Loss from continuing operations before
         income taxes                                    (985)        (1,917)              (1,027)      (2,506)

       Provision (benefit) for income taxes                 -            569                    -          357
                                                 ------------   ------------          -----------   ----------

       Loss from continuing operations                   (985)        (2,486)              (1,027)      (2,863)

       Discontinued operations                              -         (2,682)                 348       (3,031)
                                                 ------------   ------------          -----------   ----------
       Net income (loss)                         $       (985)  $     (5,168)         $      (679)  $   (5,894)
                                                 ============   ============          ===========   ==========

       Net income (loss) per share from:

                Continuing operations            $      (0.38)  $      (0.98)         $     (0.39)  $    (1.13)
                Discontinued operations                     -          (1.06)                0.13        (1.19)
                                                 ------------   ------------          -----------   ----------

                                                 $      (0.38)  $      (2.04)         $     (0.26)  $    (2.32)
                                                 ============   ============          ===========   ==========



 (The accompanying notes are an integral part of these financial statements.)

Page 3                                                          Form 10Q

                            STATEMENTS OF CASH FLOWS
              SIX MONTHS ENDED AUGUST 26, 1995 AND AUGUST 27, 1994
                                  (Unaudited)
                                ($ in thousands)


                                               Aug 26, 1995 Aug 27, 1994                                 Aug 26, 1995  Aug 27, 1994
                                               ------------ ------------                                 ------------  ------------
CASH FLOWS FROM                                                         CASH FLOWS FROM
  OPERATING ACTIVITIES:                                                   FINANCING ACTIVITIES:

Net loss                                        $   (679)   $  (5,894)  Net increase (decrease) in
Adjustments to reconcile net loss                                         short-term borrowings from bank  $  (2,546)     $ 1,054
  to net cash provided by (used for)
  operating activities -                                                Principal payments on
                                                                          long-term obligations                 (617)        (212)
                                                                                                           ---------      -------
    Depreciation and amortization                    482          394
    Deferred income tax                                -          735
    Writedown of property, plant and equipment         -          107     Net cash provided by (used for)
                                                                            financing activities              (3,163)         842
    Changes in current assets and liabilities -                                                            ---------      -------
      Receivables and deferred
        income taxes                               2,742          831   NET CHANGE IN CASH                       (25)          21
      Inventories                                    870        2,994
      Prepaid expenses and other                     112          593
      Accounts payable                            (2,794)         (88)
      Accrued liabilities                           (972)        (417)  CASH, beginning of period                 34           50
      (Gain) Loss on sale of asset                   (30)           -                                      ---------      -------
                                                --------    ---------
Net cash used for                                                       CASH, end of period                $       9      $    71
  operating activities                              (269)        (745)                                     =========      =======
                                                --------    ---------

CASH FLOWS FROM
  INVESTING ACTIVITIES:
                                                                        Supplemental disclosures of
  Additions to property, plant and equipment         (89)         (45)    cash flow information:
  Proceeds from sale of property, plant and
     equipment                                     1,761            -
  Payment received on note receivable              1,400            -   Cash paid (received) during the
  Other                                              335          (31)    period for:
                                                --------    ---------       Interest                       $     645      $   483
     Net cash provided by (used for)                                                                       =========      =======
        investing activities                       3,407          (76)      Income taxes                   $       -      $  (328)
                                                --------    ---------                                      =========      =======

 (The accompanying notes are an integral part of these financial statements.)

Page 4                                                            Form 10-Q

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                                     NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The quarterly financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Company's latest annual report on Form 10-K. In the opinion of management of the Company, all adjustments necessary, consisting only of normal recurring adjustments, to present fairly (1) the financial position of ProGroup, Inc. as of August 26, 1995; (2) the results of its operations and its cash flows for the six months ended August 26, 1995 and August 27, 1994; and
(3) the results of its operations for the three months ended August 26, 1995, and August 27, 1994, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

Reference is also made to the Company's annual report on Form 10-K for the fiscal year ended February 25, 1995, for a discussion of the Company's significant accounting policies. Certain prior period amounts have been reclassified to conform with the August 26, 1995 financial statement presentation.

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

During the six months ended August 26, 1995, the Company did not record an income tax provision as the Company has net operating loss carryforwards, and the realization of the benefits related thereto is uncertain.

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

As consideration to the Guarantor for the guarantee, the Company issued an $850,000 convertible note and a warrant to purchase up to 390,000 common shares of the Company (Note 4). Additionally, the Guarantor was given preemptive rights through January 27, 2000 with respect to future issuance by the Company sufficient to enable the Guarantor to maintain his fully diluted common stock ownership percentage.

The short-term borrowing arrangement with the bank permits borrowings of the lesser of $16 million or the borrowing base, as defined in the agreement. The borrowing base is generally equal to the sum of 70% of eligible accounts receivable, 35% of eligible finished goods, 25% of eligible raw materials, 70% of the note receivable from the sale of the Duckster division, and $2 million. Advances under this line of credit bear interest at the bank's base rate less
 .50% (8.25% at August 26, 1995).  At August 26, 1995,  $9.3 million was outstanding under this line of credit and $226,250 was reserved for outstanding letters of credit. The remaining amount available under this line was $2.8 million.

The Company may also borrow from the bank, subject to consent from the Guarantor, an additional $3 million over the borrowing base (total borrowings from the bank not to exceed $16 million) which bears interest at the bank's base rate less .25% (8.5% at August 26, 1995). The unused amount available under the overline advance account, subject to consent from the Guarantor, was $3 million. Short-term borrowings and the term loan with the bank (Note 4) are secured by accounts receivable, inventories, machinery and equipment, and certain real property.

In March 1995, the Company entered into an additional $4 million line of credit agreement with a bank which is guaranteed by the Guarantor. The line of credit bears interest at the prime rate and matures on March 15, 1996. As of August 26, 1995, there were no amounts outstanding under this line of credit.

Page 6                                                            Form 10-Q

                                     NOTE 4

LONG-TERM OBLIGATIONS:

During November 1993, the Company established a $3 million fixed rate term loan. This loan is payable in monthly installments of $45,000 (including interest at 9.5%) through October, 2000. The balance outstanding under the term loan at August 26, 1995 was $1.9 million (after applying $541,000 of proceeds from the sale of the Duckster division against principal). In November 1994, the Company completed a private placement of $5 million in subordinated notes. The holders of the subordinated notes (which include certain officers and directors of the Company) also received warrants to purchase up to 1,000,000 shares of common stock of the Company at $5.50 per share. The estimated fair value of the warrants was recorded as additional paid-in capital.

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




                                         THREE MONTHS ENDED                       SIX MONTHS ENDED
                                         ------------------                       -----------------
                                    August 26, 1995  August 27, 1994    August 26, 1995   August 27, 1994
                                    ---------------  ---------------    ---------------   ---------------
Weighted average
number of common
shares outstanding                      2,624,991        2,536,866          2,603,963        2,536,866

Effect of assumed
exercise of stock
options (where dilutive)                       --               --                 --               --
                                      -----------       ----------        -----------        ---------

Weighted average
common  and common
equivalent shares outstanding           2,624,991        2,536,866          2,603,963        2,536,866
                                      ===========       ==========        ===========        =========

Page 7
Form 10-Q

                                                          NOTE 6
INVENTORIES:

Inventories as of August 26, 1995 and February 25, 1995, were as follows:

                         August 26, 1995     Feb. 25, 1995
                         ---------------    ---------------
Inventories:
   Raw materials          $        5,054    $         4,521
   Work-in-process                   619              1,474
   Finished goods                  4,217              9,106
                          --------------    ---------------
                          $        9,890    $        15,101
                          ==============    ===============

                                     NOTE 7

STOCKHOLDERS' EQUITY:

In July, 1994, the Company approved an increase in its total number of authorized shares of common stock from 4,000,000 to 10,000,000. During its July 18, 1995 Shareholders meeting, the Company approved an amendment to its charter in order to authorize one million shares of preferred stock. Through August 26, 1995, no preferred stock had been issued.

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

The Notes have a stated interest rate of 6% and all principal and accrued interest is due November 3, 1999. Interest through December 31, 1995 can be deferred at the option of the Company provided the deferred amount is repaid ratably during the 1996 calendar year. Beginning on December 31, 1994, interest is payable quarterly, and interest will be payable monthly beginning January 1, 1996. The Notes are subordinated to all senior indebtedness and are included in long-term obligations in the accompanying balance sheet at August 26, 1995.

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

Page 8                                                                 Form 10-Q

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

FINANCIAL CONDITION
As of August 26, 1995, the Company had working capital of approximately $3.2 million and a current ratio of 1.2 to 1. The Company generally relies upon internally generated cash and short-term borrowings to satisfy working capital requirements and normal capital expenditure needs. The Company maintains a $16 million revolving credit facility which is utilized as needed. Outstanding borrowings under the revolving credit facility as of August 26, 1995 were $9.3 million. Advances under this line bear interest at a variable rate based on the prime rate less .50% (8.25% at August 26, 1995). The line of credit matures on August 30, 1996.

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

During the first six months of fiscal 1996, cash was provided primarily by the proceeds from the collection of dated receivables, the proceeds from the sale of Duckster fixed assets and inventories, and the reduction in inventories. Cash was used primarily to reduce accounts payable and short-term borrowings.


RESULTS OF OPERATIONS
Net sales for the second quarter of fiscal 1996 decreased $1.4 million, or 22.2% compared with the second quarter of fiscal year 1995. Overall, club sales decreased $0.4 million, or 16%, during the second quarter of fiscal 1996, and bag sales decreased $1.0 million, or 28%. The golf club sales decrease was primarily in low-end retail sales. Pro bag sales were very soft during the second quarter and the primary cause of the comparative decreased bag sales from second quarters of 1995 to 1996.

In spite of the sales declines, Gross Profit for the second quarter of fiscal 1996 actually increased $110,000, or 13.4%, over the second quarter of fiscal 1995. The improvement in margin for the period is due primarily to i) a reduction in inventory reserve provisions, and, ii) an improved sales level of higher margin pro club sales.

Page 9                                                             Form 10-Q

Selling and marketing expenses decreased $.8 million, or 41%, for the second quarter of fiscal 1996 compared with the same period last year. Decreased advertising and promotional expenses accounted for more than half of the change. Reduced commissions, salaries, and related costs were other factors in the decrease.

Interest expense increased $423,000 for the three months ended August 26, 1995 as compared to the same period a year ago. Increased long-term borrowings from the issuance of $5.0 million of subordinated debt and higher costs associated with the Company's short-term borrowings caused the increase.

The Company has not recorded an income tax provision for the second quarter of fiscal 1996, as the Company has net operating loss carryforwards, and the realization of the benefits related thereto is uncertain. The benefit for income taxes as a percent of pretax income was 36% for the second quarter of fiscal 1995.

Page 10                                                               Form 10-Q


                          PART II   OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

(a) Statement regarding computation of per share earnings (Exhibit 11) Financial Data Schedule (for SEC use only)

(b)         There were no 8-K filings during the second quarter of 1996.

Page 11                                                           Form 10-Q




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                PROGROUP, INC.
                                       ---------------------------------
                                                 (Registrant)


                                       /s/       Jeff W. Wells
                                       ----------------------------------
                                       Jeff W. Wells
                                       Vice President Finance and
                                         Administration and Chief Financial
                                         Officer



 Date      October 9, 1995
      --------------------------

                                                                       Form 10-Q





                                   EXHIBIT 11


STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

This statement is included in Note 5.