Form 10-Q
period 1995-11-25
PROGROUP INC
filed 1996-01-09
CIK 80397

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended    November 25, 1995      Commission File Number  0-921
                     ---------------------------                      ----------

                                PROGROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Tennessee                                  62-0331019
--------------------------------------------------------------------------------
     (State of Incorporation)              (I.R.S. Employer Identification No.)

6201 Mountain View Road, Ooltewah, Tennessee                     37363
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number                     423-238-5890


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


Yes     x    .   No           .
   ----------       ----------


As of January 2, 1996, the number of shares outstanding of the issuer's common stock was 2,624,991.

                                     INDEX


                                                                                         Pages
                                                                                     -------------
Part I.  Financial Information

         Balance Sheets - November 25, 1995 and
            February 25, 1995                                                              1

         Statements of Operations - Three Months and Nine Months
           Ended November 25, 1995 and November 26, 1994                                   2

         Statements of Cash Flows - Nine Months Ended
           November 25, 1995 and November 26, 1994                                         3

         Notes to Financial Statements                                                 4 - 7

         Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                                  8 - 9


Part II. Other Information                                                                10

         Signature Page                                                                   11

Page 1                                                                 Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS
                                 BALANCE SHEETS
                    NOVEMBER 25, 1995 AND FEBRUARY 25, 1995
                                ($ in thousands)


ASSETS
                                                     Nov. 25, 1995   Feb. 25, 1995
                                                     -------------   -------------
                                                     (Unaudited)
Current assets:
   Cash                                             $       233         $     34

   Trade receivables                                      4,859            8,233
        less: allowance for doubtful accounts              (567)          (1,049)
                                                    -----------         --------
            Net receivables                               4,292            7,184

   Inventories, net                                       9,328           15,101
   Current portion of note receivable                     1,976                -
   Prepaid expenses and other                               568              478
                                                    -----------         --------
      Total current assets                               16,397           22,797

Property, plant and equipment                             8,485            9,003
        less: accumulated depreciation                   (5,063)          (5,225)
                                                    -----------         --------
            Net property, plant and equipment             3,422            3,778

Other assets:
   Non-current assets of discontinued
       operations                                           281            2,423
   Goodwill                                                  85               85
   Other                                                  1,596            2,188
                                                    -----------         --------
                                                          1,962            4,696
                                                    -----------         --------
TOTAL ASSETS                                        $    21,781         $ 31,271
                                                    ===========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
                                                   Nov. 25, 1995     Feb. 25, 1995
                                                   -------------     -------------
                                                   (Unaudited)
Current liabilities:
   Current maturities of long-term
     obligations                                  $       201           $     407
   Short-term borrowings from bank                      8,996              11,829
   Accounts payable                                     1,199               4,120
   Accrued liabilities                                  2,189               3,629
                                                  -----------           ---------
      Total current liabilities                        12,585              19,985

Long-term obligations, net of
   current maturities                                   6,219               7,066

Stockholders' equity:
   Common stock, $.50 par value,
      10,000,000 shares authorized,
      2,624,991 and 2,539,366 shares issued
      and outstanding at November 25, 1995
      and February 25, 1995, respectively               1,312               1,270
   Additional paid-in capital                           4,606               4,118
   Retained deficit                                    (2,941)             (1,168)
                                                  -----------           ---------
      Total stockholders' equity                        2,977               4,220
                                                  -----------           ---------
TOTAL LIABILITIES & STOCK-
   HOLDERS' EQUITY                                $    21,781           $  31,271
                                                  ===========           =========





 (The accompanying notes are an integral part of these financial statements.)

Page 2                                                                Form 10-Q



                            STATEMENTS OF OPERATIONS
           NINE MONTHS ENDED NOVEMBER 25, 1995 AND NOVEMBER 26, 1994
                                  (Unaudited)
                   ($ in thousands except per share amounts)


                                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                          Nov. 25, 1995  Nov. 26, 1994     Nov. 25, 1995   Nov. 26, 1994
                                                          -------------  -------------     -------------   -------------
Net sales                                                    $  4,758      $  5,393          $ 17,847        $  20,374
Cost of sales                                                   3,967         4,194            13,599           16,010
                                                             --------      --------          --------        ---------
   Gross profit                                                   791         1,199             4,248            4,364

Selling and marketing expenses                                  1,031         1,546             3,430            5,722

General and administrative expenses                               480           704             1,522            1,904
                                                             --------      --------          --------        ---------
   Loss from operations                                          (720)       (1,051)             (704)          (3,262)

Other income, net                                                 330           100               893              318
                                                             --------      --------          --------        ---------
Income (loss) before interest
   and income taxes                                              (390)         (951)              189           (2,944)

Interest expense                                                  704           326             2,310              839
                                                             --------      --------          --------        ---------
Loss from continuing operations before income taxes            (1,094)       (1,277)           (2,121)          (3,783)

Provision for income taxes                                          -            20                 -              377
                                                             --------      --------          --------        ---------
Loss from continuing operations                                (1,094)       (1,297)           (2,121)          (4,160)

Discontinued operations                                             -          (931)              348           (3,962)
                                                             --------      --------          --------        ---------
Net loss                                                     $ (1,094)     $ (2,228)         $ (1,773)       $  (8,122)
                                                             ========      ========          ========        =========
Net income (loss) per share from:

         Continuing operations                               $  (0.42)     $  (0.51)         $  (0.81)       $   (1.64)
         Discontinued operations                                    -         (0.37)             0.13            (1.56)
                                                             --------      --------          --------        ---------
                                                             $  (0.42)     $  (0.88)         $  (0.68)       $   (3.20)
                                                             ========      ========          ========        =========



 (The accompanying notes are an integral part of these financial statements.)

Page 3                                                                 Form 10-Q
                           STATEMENTS OF CASH FLOWS
          NINE MONTHS ENDED NOVEMBER 25, 1995 AND NOVEMBER 26, 1994
                                 (Unaudited)
                               ($ in thousands)

                                                               Nov. 25, 1995    Nov. 26, 1994
                                                               -------------    -------------
CASH FLOWS FROM
   OPERATING ACTIVITIES:

Net loss                                                      $       (1,773)  $      (8,122)
Adjustments to reconcile net loss to net cash
   provided by (used for) operating activities -

      Depreciation and amortization                                    1,463             568
           Gain on sale of assets                                       (122)              -
      Deferred income tax                                                  -             735
      Writedown of property, plant and equipment                           -             107

      Changes in operating assets and liabilities -
           Receivables and deferred
              income taxes                                             2,892           2,797
           Inventories                                                 1,432           2,485
           Prepaid expenses and other                                 (1,034)            683
           Accounts payable                                           (2,921)            522
           Accrued liabilities                                           223            (484)
                                                              --------------   -------------
Net cash provided by (used for)
   operating activities                                                  160            (709)
                                                              --------------   -------------

CASH FLOWS FROM
   INVESTING ACTIVITIES:

   Additions to property, plant and equipment                           (198)           (174)
   Proceeds from sale of property, plant & equipment                   1,761               -
   Payments received on note receivable                                2,150               -
   Other                                                                   -             (50)
                                                              --------------   -------------
         Net cash provided by (used for)
                investing activities                                   3,713            (224)
                                                              --------------   -------------


                                                               Nov. 25, 1995    Nov. 26, 1994
                                                               -------------    -------------
CASH FLOWS FROM
   FINANCING ACTIVITIES:

Net increase (decrease) in
   short-term borrowings from bank                            $      (2,833)   $          465

Issuance of common stock                                                  -                19

Issuance of subordinated debt                                             -             3,338

Issuance of warrants                                                      -             1,662

Principal payments on long-term obligations                            (841)             (314)
                                                              -------------    --------------
   Net cash provided by (used for)
      financing activities                                           (3,674)            5,170
                                                              -------------    --------------

NET CHANGE IN CASH                                                      199             4,237

CASH, beginning of period                                                34                50
                                                              -------------    --------------

CASH, end of period                                           $         233    $        4,287
                                                              =============    ==============

Supplemental disclosures of
   cash flow information:

Cash paid (received) during the
   period for:
      Interest                                                $         845    $          794
                                                              =============    ==============
      Income taxes                                            $          (5)   $         (331)
                                                              =============    ==============


 (The accompanying notes are an integral part of these financial statements.)

Page 4                                                                 Form 10-Q

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                                     NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The quarterly financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Company's latest annual report on Form 10-K. In the opinion of management of the Company, all adjustments necessary, consisting only of normal recurring adjustments, to present fairly (1) the financial position of ProGroup, Inc. as of November 25, 1995; (2) the results of its operations and its cash flows for the nine months ended November 25, 1995 and November 26, 1994; and (3) the results of its operations for the three months ended November 25, 1995 and November 26, 1994, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

Reference is also made to the Company's annual report on Form 10-K for the fiscal year ended February 25, 1995, for a discussion of the Company's significant accounting policies. Certain prior period amounts have been reclassified to conform with the November 25, 1995 financial statement presentation.

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

During the nine months ended November 25, 1995, the Company did not record an income tax provision as the Company has net operating loss carryforwards, and the realization of the benefits related thereto is uncertain.

Page 5                                                                 Form 10-Q

                                     NOTE 3

SHORT-TERM BORROWINGS:

Short-term borrowings consist of advances under a line of credit with a bank. At the end of the first two quarters of fiscal 1995, the Company was in violation of substantially all the financial covenants under the line of credit agreement. In October 1994, the Company executed a loan modification agreement with the bank, whereby the maturity date of the line of credit was accelerated to January 31, 1995 and interest rates were increased substantially. In connection with a guarantee of the line of credit in January 1995, by the Company's Chairman and Chief Executive Officer (the "Guarantor"), the line of credit was amended to extend the maturity date to August 30, 1996.

As consideration to the Guarantor for the guarantee, the Company issued an $850,000 convertible note and a warrant to purchase up to 390,000 common shares of the Company (Note 4). Additionally, the Guarantor was given preemptive rights through January 27, 2000 with respect to future issuances by the Company sufficient to enable the Guarantor to maintain his fully diluted common stock ownership percentage. In March 1995, the Company entered into an additional $4 million line of credit agreement with a bank which was guaranteed by the Guarantor.

In September 1995, the Company executed a $15 million line of credit agreement with a new bank, which matures on July 15, 1996. The new line of credit replaced the Company's previous line of credit under which the Company had been in violation of financial covenants. There are no required financial covenants under the new line of credit, which is unconditionally guaranteed by the Guarantor. Advances under the new line of credit bear interest at LIBOR plus 2 points (7.8125% at November 25, 1995) on the first $6 million outstanding. Outstanding amounts in excess of $6 million bear interest at the prime rate less .50% (8.25% at November 25, 1995). At November 25, 1995, $9.0 million was outstanding under this new line of credit.

Page 6                                                                 Form 10-Q

                                     NOTE 4

LONG-TERM OBLIGATIONS:

During November 1993, the Company established a $3 million fixed rate term loan. This loan is payable in monthly installments of $45,000 (including interest at 9.5%) through October, 2000. The balance outstanding under the term loan at November 25, 1995 was $1.8 million (after applying $541,000 of proceeds from the sale of the Duckster division against principal). This loan was repaid on December 21, 1995 from the proceeds of the sale of the Company's facility in Ooltewah, Tennessee. In November 1994, the Company completed a private placement of $5 million in subordinated notes. The holders of the subordinated notes (which include certain officers and directors of the Company) also received warrants to purchase up to 1,000,000 shares of common stock of the Company at $5.50 per share. The estimated fair value of the warrants was recorded as additional paid-in capital.

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

                                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                                      --------------------------------------------------------------------
                                      NOV  25, 1995       NOV 26, 1994       NOV 25, 1995     NOV 26, 1994
                                      --------------------------------------------------------------------
Weighted average
   number of common
   shares outstanding                 2,624,991           2,537,635          2,610,972        2,537,122

 Effect of assumed
   exercise of stock
   options (where dilutive)                  --                  --                 --               --
                                      ---------           ---------          ---------        ---------
Weighted average
   common and common
   equivalent shares
   outstanding                        2,624,991           2,537,635          2,610,972        2,537,122
                                      =========           =========          =========        =========

Page 7                                                                 Form 10-Q


                                     NOTE 6
INVENTORIES:

Inventories as of November 25, 1995 and February 25, 1995, were as follows:

                                                  Nov. 25, 1995           Feb. 25, 1995
                                                  -------------           -------------
Inventories:
   Raw materials                                   $     4,229             $    4,521
   Work-in-process                                         426                  1,474
   Finished goods                                        4,673                  9,106
                                                   -----------             ----------
                                                   $     9,328             $   15,101
                                                   ===========             ==========

                                     NOTE 7

STOCKHOLDERS' EQUITY:

In July, 1994, the Company approved an increase in its total number of authorized shares of common stock from 4,000,000 to 10,000,000. During its July 18, 1995 Shareholders Meeting, the Company approved an amendment to its charter in order to authorize one million shares of preferred stock. Through November 25, 1995, no preferred stock had been issued.

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

The Notes have a stated interest rate of 6% and all principal and accrued interest is due November 3, 1999. Interest through December 31, 1995 can be deferred at the option of the Company provided the deferred amount is repaid ratably during the 1996 calendar year. Beginning on December 31, 1994, interest is payable quarterly, and interest will be payable monthly beginning January 1, 1996. The Notes are subordinated to all senior indebtedness and are included in long-term obligations in the accompanying balance sheet at November 25, 1995.

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

Page 8                                                                 Form 10-Q

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
As of November 25, 1995, the Company had working capital of approximately $3.8 million and a current ratio of 1.3 to 1. The Company generally relies upon internally generated cash and short-term borrowings to satisfy working capital requirements and normal capital expenditure needs. In September 1995, the Company executed a $15 million line of credit agreement with a new bank, which matures on July 15, 1996. Outstanding borrowings under the revolving credit facility as of November 25, 1995 were $9.0 million. Advances under this line bear interest at LIBOR plus 2 points (7.8125% at November 25, 1995) on the first $6 million outstanding. Outstanding amounts in excess of $6 million bear interest at the prime rate less .50% (8.25% at November 25, 1995). There are no required financial covenants under the new line of credit which is unconditionally guaranteed by the Company's Chairman and Chief Executive Officer (the "Guarantor").

During the first nine months of fiscal 1996, cash was provided primarily by the proceeds from the collection of dated receivables, the proceeds from the sale of Duckster fixed assets and inventories, and payments received on the note receivable related to the Duckster sale. Cash was used primarily to reduce accounts payable and short-term borrowings.

After the end of the quarter, on December 21, 1995, the Company sold its facility in Ooltewah, Tennessee for a sale price of $2.1 million with the purchaser leasing office and retail space back to the Company. The proceeds of this sale were used, in part, to repay a fixed rate term loan made to the Company in November, 1993.


RESULTS OF OPERATIONS
Net sales for the third quarter of fiscal 1996 decreased $0.6 million, or 11.8% compared with the third quarter of fiscal year 1995. Net sales for the nine months ended November 25, 1995, decreased $2.5 million, or 12.4%, compared to the nine months ended November 26, 1994. Sales of pro products to on-course pro shops and off-course golf equipment stores were down $1.2 million, of which $0.9 million of the decrease was attributable to golf bags. Retail sales to major retailers such as K-Mart, Wal-Mart and Sears, were down $1.3 million. Approximately one-half of the decrease in retail sales occurred during the third quarter ending November 25, 1995.

Gross profit for the third quarter of fiscal 1996 was $0.8 million, or 16.6%, of net sales as compared to $1.2 million, or 22.2%, of net sales a year ago. Gross profit for the nine months ended November 25, 1995 was $4.2 million, or 23.8% of net sales, compared to $4.4 million, or 21.4% of net sales for the nine months ended November 26, 1994. Decreased sales, particularly during the third quarter ending November 25, 1995, necessitated a cut back in production resulting in underabsorption of factory overhead at both manufacturing facilities. Additional provisions for inventory write- downs were recorded in the third quarter, relating primarily to the discontinuance of pro products being marketed under the "Peerless" tradename, and the replacement of such products with the "Palmer" tradename.

Page 9                                                                 Form 10-Q

Selling and marketing expenses decreased $0.5 million, or 33.3%, for the third quarter of fiscal 1996 compared with the same period last year. For the nine months ended November 25, 1995, selling and marketing expenses decreased $2.3 million, or 40.1%, compared with the nine months ended November 26, 1994. Decreased advertising and promotional expenses, and reduced commissions, salaries, and related costs were factors in the decrease.

General and administrative expenses for the quarter ended November 25, 1995 decreased $224,000, or 31.8% compared to last year's third quarter. For the nine months ended November 25, 1995, general and administrative expenses decreased $382,000, or 20.1%, compared to the nine months ended November 26, 1994. These decreases were primarily a result of reduced salaries and related payroll costs, and reductions in other professional services.

Other income for the nine months ended November 25, 1995 increased $575,000 compared to the same period last year. This was primarily due to increased rental income, interest income, and gains on asset dispositions.

Interest expense increased $378,000 for the three months ended November 25, 1995 as compared to the same period a year ago. For the nine months ended November 25, 1995, interest expense increased $1.5 million compared to the nine months ended November 26, 1994. The $1.5 million year-to-date increase was related to non-cash interest expense composed of the following: (i) $295,000 interest expense on the $5.0 million subordinated debt; (ii) $185,000 of amortization of the related subordinated debt discount; and (iii) amortization of $925,000 of debt issuance costs.

The Company has not recorded an income tax provision for the third quarter or the nine months ended November 25, 1995, as the Company has net operating loss carryforwards, and the realization of the benefits related thereto is uncertain. During the nine months ended November 26, 1994, the Company recorded an income tax provision of $377,000 for continuing operations. The income tax provision was the result of recording a valuation allowance against previously recognized deferred tax assets due to the uncertainty of the realization of the related benefits.

For the first nine months of fiscal 1996, the Company reported income from discontinued operations of $348,000. This relates to the operating results of the Duckster business through the date of the sale on May 5, 1995. In the first nine months of fiscal 1995, the Company reported a loss from discontinued operations of $4.0 million. For the third quarter ended November 26, 1994, the Company reported a loss from discontinued operations of $931,000.

Page 10                                                                Form 10-Q

                          PART II.  OTHER INFORMATION


Item 5.  Other Information

        Effective December 7, 1995, the listing for the Company's common stock was changed from the NASDAQ National Market System to the NASDAQ Small Cap Market. The common stock of the Company will continue to trade under the symbol PRGR.


Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits -

                1.  Financial data schedule (Exhibit 27) (For SEC use only.)


        (b)  Reports on Form 8-K -

                 The Registrant filed a Form 8-K dated November 9, 1995 regarding the appointment of a new President and Chief Operating Officer.

Page 11                                                                Form 10-Q




                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                      PROGROUP, INC.
                                           -------------------------------------
                                                      (Registrant)


                                           /s/ George H. Nichols
                                           -------------------------------------
                                           George H. Nichols
                                           President and Chief Operating Officer

     Date   January 8, 1996
         --------------------