Form 10-K
period 1996-03-02
PROGROUP INC
filed 1996-05-31
CIK 80397

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDING MARCH 2, 1996
                           COMMISSION FILE NO. 0-921

                                 PROGROUP, INC.
             (Exact name of registrant as specified in its charter)

           TENNESSEE                                           062-0331019
- -------------------------------                          -----------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)

        6201 MOUNTAIN VIEW ROAD, OOLTEWAH, TN                     37363
- -----------------------------------------------------        ----------------
Registrant's telephone number, (including area code)          (423) 238-5890
                                                             ----------------

Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK -- PAR VALUE       NATIONAL ASSOCIATION OF SECURITIES DEALERS, INC.
     $.50 PER SHARE             AUTOMATED QUOTATION SYSTEM -- SMALL CAP MARKET
- -------------------------       ------------------------------------------------
    (Title of Class)                 (Name of Exchange on which Registered)


Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                ----------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     As of May 24, 1996, the aggregate market value of the voting stock held by non-affiliates was approximately $8,805,000 (based on the closing price on that date of $5.00 per share).

     As of May 24, 1996, 2,826,805 shares of Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Specified portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held July 15, 1996, are incorporated by reference into Part III of this Form 10-K. Other documents incorporated by reference in this report are listed in the Exhibit Index.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     ProGroup, Inc. ("ProGroup" or the "Company") was incorporated in Tennessee in 1932 and began operations as the Professional Golf Co., Inc. In 1966 it merged with First Flight Co. and in 1975 changed its name to ProGroup, Inc. ProGroup manufactures, markets and distributes a full line of golf products, including Arnold Palmer and First Flight golf equipment, and Hot-Z golf bags and luggage. ProGroup owns, subject to certain exceptions, the exclusive worldwide right to the Arnold Palmer trade name in connection with the Company's manufacture, sale and distribution of golf products. For purposes of this report, "fiscal 1996, 1995, and 1994" refer to the fiscal years ended March 2, 1996, February 25, 1995 and February 26, 1994, respectively.

DEVELOPMENTS DURING FISCAL 1996

     In May 1995, the Company announced the sale of its Duckster line of golf apparel. The operating results for the apparel segment through the date of the sale have been reflected as discontinued operations in the Company's 1996 operating results. In the fourth quarter of fiscal 1996, the Company entered into a long-term licensing agreement with Cobra Golf Incorporated, pursuant to which Cobra Golf will exclusively license ProGroup's patented heel weighting and hosel technology and the Company will be paid a royalty. Effective December 7, 1995, the Company's stock began trading on the Nasdaq Small Cap Market. Effective January 1, 1996, George H. Nichols became the Company's President and Chief Operating Officer. The Company announced that it will change its name to The Arnold Palmer Golf Company, subject to shareholder approval at the July 15, 1996 shareholders meeting.

PRINCIPAL PRODUCTS

     The Company manufactures and markets golf clubs, golf bags, golf accessories and luggage.

MARKETS

     The principal market for the products sold by the Company is the United States. Foreign sales were negligible in fiscal 1996. Certain golf equipment is manufactured and distributed on a contract basis to other wholesalers. Branded golf products are sold to pro shops and retailers.

METHODS OF DISTRIBUTION

     The principal method of distribution of the Company's products is through independent sales representatives. The Company's products are sold through separate and distinct trade channels: golf courses and resorts; golf shops not affiliated with golf courses; major retailers; and special markets. In connection with the sale of the Company's apparel operations in May 1995, the buyer employed the sales representatives and sales management personnel previously employed by the Company and the Company entered into a three year agreement with the buyer to provide sales representation services with regard to its Hot-Z and Palmer products.

SOURCES OF SUPPLIES OR RAW MATERIALS

     The Company's major sources of supplies or raw materials are as follows:

                          SOURCE                                 RAW MATERIAL
        ------------------------------------------------------------------------------------
        Morbern USA Ltd.                          Vinyl
        YKK, Inc.                                 Zippers, sliders, webbing, Velcro
        Intro-Union Trading Limited               Iron Heads, Wood Heads
        True Temper Sports, Inc.                  Shafts

     While the Company has not experienced significant delays in receiving supplies or raw materials, it does recognize the fact that, in some cases, only a limited number of suppliers are available.

LICENSES, PATENTS, ETC.

     As of March 1, 1992, the Company entered into an agreement (the "License Agreement") with Arnold Palmer Enterprises, Inc. ("Enterprises"), pursuant to which the Company obtained a license to use the name, likeness and endorsement of Arnold Palmer ("Palmer"), a Director of the Company, in connection with the advertisement, promotion and sale of golf clubs, bags, balls, gloves and other products.

     The License Agreement grants to the Company an exclusive worldwide right, subject to certain exceptions, to use words or symbols, photographic representations, images, likenesses or endorsements of Palmer in connection with the Company's manufacture, sale and distribution of golf products for a period of ten years from March 1, 1992, the effective date of the License Agreement. The Company also has the right under the License Agreement to sublicense to third parties the right to use the licensed trademarks. The contract period may be extended from March 1, 2002 for successive five year terms upon the satisfaction of certain conditions. The License Agreement may also be earlier terminated upon the death or disability of Palmer. The License Agreement also gives the Company the right to acquire the use of the Palmer identification in connection with the manufacture, sale and distribution of certain other products upon the termination of certain licensing arrangements with third party licensees. In exchange for the grant of such license, the Company pays Enterprises as a royalty a specified percentage of net sales of each different product category. The Company also pays a minimum annual royalty regardless of the royalty amount determined as a percentage of product sales. The License Agreement also sets forth the manner in which the Company and Enterprises divide sublicensing royalties. In addition to the foregoing, the License Agreement contains provisions relative to the appearances of Palmer to promote the licensed products and product usage by Palmer.

     The Company is in the process of negotiating an extension of the License Agreement and a modification of certain of its terms. It is expected that this modification will be completed by early June 1996.

SEASONAL BUSINESS

     Golf equipment manufactured and marketed by the Company is largely for warm weather recreation. The first quarter of the Company's fiscal year, the spring, is the start of the golf season and typically the Company's sales are at their highest level of the year. Sales for the second quarter, June through August, consist largely of reorders, to fill in customer service levels. The second half of the year, fall and winter, generates a lower level of sales.

WORKING CAPITAL PRACTICES

     It is necessary for the Company and the industry to carry significant amounts of finished goods inventory during the winter months to meet customer demands in the spring and summer months.

     The Company and the industry provide extended payment terms to customers due to the seasonal nature of the business in an effort to generate higher sales. Also, the Company and the industry provide rights to return merchandise in certain circumstances.

CUSTOMERS

     The Company's three largest customers accounted for 13%, 11% and 7%, respectively, of the Company's total sales during fiscal 1996.

BACKLOGS

     With regard to continuing operations, the Company's backlog of unshipped orders was approximately $4,749,000 on March 2, 1996, and approximately $3,367,000 on February 25, 1995.

GOVERNMENT CONTRACTS

     No material portion of the Company's business is subject to renegotiation of profits on termination of contracts or subcontracts at the election of the Government.

COMPETITIVE CONDITIONS

     The principal methods of competition of the Company are through customer service, pricing and the quality of the products sold. One negative factor pertaining to the competitive position of the Company is that the number of suppliers for raw materials such as shafts and club heads for making golf clubs is limited. Another negative factor is the proliferation of competitive products available resulting in keen price competition in the golf industry. Among the Company's competitors are numerous companies that have substantially greater financial resources, manufacturing capabilities, and larger design, sales and marketing staffs than the Company.

RESEARCH

     No material amount was spent by the Company during fiscal 1996, 1995, or 1994 on Company-sponsored research and development activities. No material amount was spent in such years on customer-sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques.

ENVIRONMENTAL MATTERS

     Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not expected to have any material adverse effect upon the capital expenditures, earnings or competitive position of the Company.

EMPLOYEES

     The Company employed 198 people as of March 2, 1996.

OPERATIONS AND SALES TO FOREIGN COUNTRIES

     The Company markets its products on a limited basis in foreign countries. The revenue derived from such foreign sales was less than 1% of net sales for fiscal 1996, 1995 and 1994. Foreign sales are not expected to be material during the 1996 fiscal year ending September 30, 1996.

ITEM 2.  PROPERTIES

     The Company owns or leases materially important properties as follows:

          (a) 6201 Mountain View Road, Ooltewah, Tennessee, is a leased building of cinder block and wood construction containing approximately 95,000 square feet. The Company leases approximately 20,000 square feet of office space to house its main administrative offices.

          (b) Hotze Road, Pocahontas, Arkansas, is an owned facility consisting of a building of metal structure containing 72,000 square feet. This facility is used for manufacturing golf bags and warehousing raw materials.

          (c) Route #1, Pocahontas, Arkansas, is an owned facility consisting of a two story brick and cinder block building containing 33,000 square feet. This facility is idle and was sold subsequent to year end.

          (d) 2100 West Fifth Street, Lumberton, North Carolina, is an owned facility consisting of a building of brick and frame structure containing 66,000 square feet. This facility is idle and currently for sale.

          (e) 1512 Sholar Avenue, Chattanooga, Tennessee, is a leased building of cinder block and concrete construction containing 47,400 square feet. This building is used for manufacturing golf clubs, warehousing and shipping.

          (f) 195 Highway 62 West, Pocahontas, Arkansas, is a leased building of cinder block and concrete construction containing 52,345 square feet. This building is used for warehousing and shipping.

ITEM 3.  LEGAL PROCEEDINGS

     Except as set forth below, the Company is not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to the business, nor is any of its property the subject of any such proceedings.

     On March 25, 1996, Richard E. Wenz, the former CEO of the Company, filed a lawsuit against Arthur P. Becker, formerly Chairman of the Board and currently a Board member of the Company, in the United States District Court for the Southern District of New York. The lawsuit arises out of the publication in the June 12, 1995 edition of Fortune magazine of certain statements relating to Mr. Wenz's relationship with the Company which were attributed to Mr. Becker.

     The complaint alleges a cause of action against Mr. Becker for defamation per se and seeks compensatory damages of at least $10 million, plus punitive damages in an unspecified amount. Pursuant to the provisions of the Amended and Restated By-Laws of the Company and the applicable provisions of the Tennessee Business Corporation Act, the Company has agreed to indemnify Mr. Becker from liability which he may incur as a result of the lawsuit. The Company has also agreed to advance certain costs of defense of the lawsuit to Mr. Becker.

     On May 21, 1996, Mr. Wenz amended his complaint by adding Time Inc., the publisher of Fortune magazine, as an additional defendant in the lawsuit. The cause of action alleged against Time Inc. is also for defamation per se, arises out of the same June 12, 1995 article, and also seeks compensatory damages of at least $10 million.

     On April 15, 1996, Mr. Becker filed his answer to the original complaint. The answer denied all allegations of wrongdoing and set forth 15 affirmative defenses. As of this date, Time Inc. has not answered or otherwise responded to the amended complaint.

     As of this date, no discovery has taken place, and it is premature to speculate upon the ultimate resolution or outcome of the lawsuit. Mr. Becker intends to defend the suit vigorously.

     The Company is involved in litigation with Richard E. Wenz in which Mr. Wenz has alleged the Company has breached the terms of Mr. Wenz's employment agreement and separation agreement with the Company. The Company does not expect the resolution of the suit to have a material adverse effect on the operating or financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of fiscal 1996 to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
MATTERS

MARKET PRICES

     The Company's common shares trade on The Nasdaq Stock Market under the symbol "PRGR." Based upon transfer agent records, the Company's common shares were held by approximately 1,600 shareholders as of May 24, 1996.

A quarterly summary of the high and low market prices per common share for fiscal 1996 and 1995 as reported by Nasdaq is shown below:

                                                               1996             1995
                                                           -------------   --------------
        QUARTER ENDED:                                     HIGH     LOW     HIGH     LOW
                                                           -----   -----   ------   -----
          May............................................  $8.50   $5.00   $13.75   $9.50
          August.........................................   5.75    3.75    10.25    5.75
          November.......................................   6.00    3.50    10.25    5.50
          February.......................................   6.50    3.75     9.00    5.75

DIVIDENDS

     Payment of dividends is at the discretion of the Company's Board of Directors and depends, among other factors, on earnings, capital requirements for planned growth, and the operating and fiscal condition of the Company. No dividends were paid during fiscal 1996 and 1995.

ITEM 6.  SELECTED FINANCIAL DATA

                                                         FISCAL YEAR ENDED                     1992
                                          -----------------------------------------------   TRANSITION
                                           1996      1995      1994      1993      1991       PERIOD
                                          -------   -------   -------   -------   -------   ----------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Statement of Operations Information:
  Net sales.............................  $21,185   $24,621   $24,726   $18,697   $18,623    $  4,425
  Net loss from continuing operations...   (5,625)   (9,460)   (1,054)   (1,016)     (702)     (2,617)
Balance Sheet Information:
  Total assets..........................   18,560    31,271    40,258    36,435    27,275      25,060
  Long-term obligations.................    4,671     7,473     3,621       572     2,409         651
Per Common Share Data:
  Net loss per share from continuing
     operations.........................    (2.15)    (3.73)     (.42)     (.42)     (.30)      (1.11)
  Dividends per share...................  $     0   $     0   $     0   $     0   $   .10    $      0
  Common shares outstanding at end of
     period.............................    2,635     2,539     2,537     2,517     2,353       2,353

     In February 1992, the board of directors of the Company approved a change in fiscal year-end from one ending on the Saturday closest to the end of September to one ending on the Saturday closest to the end of February. Selected financial data for fiscal 1996, 1995, 1994 and 1993 relates to the years ended March 2, 1996, February 25, 1995, February 26, 1994, and February 27, 1993, while fiscal 1991 relates to the year ended September 28, 1991. The 1992 transition period relates to the five-month period ended February 22, 1992.

     Effective February 28, 1993, the Company elected to change its method of inventory valuation from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method. As required by generally accepted accounting principles, the Company has retroactively restated the prior period financial statements for this change.

     In May 1995, the Company sold its Duckster line of business. The results of discontinued operations have been reported separately from the results of continuing operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Comparison of Years Ended March 2, 1996, and February 25, 1995

FINANCIAL CONDITION

     As of March 2, 1996, the Company had working capital of $1.3 million and a current ratio of 1.1 to one. The Company generally relies upon internally generated cash and short-term borrowings to satisfy working capital and capital expenditure needs. Due to the seasonality of the golf industry, the Company maintains a $15 million short-term line of credit which was utilized as needed throughout fiscal 1996. Generally, borrowings under the line increase from December through April due to higher levels of inventory purchases to support the Spring shipping season. Outstanding borrowings under the short-term line of credit as of March 2, 1996, were $10.1 million. Advances under this line bear interest at LIBOR plus 2 points (7.8125% at March 2, 1996) on the first $6 million outstanding and 7.1562% on the next $3.7 million outstanding. Outstanding amounts in excess of $9.7 million bear interest at the prime rate less .50% (7.75% at March 2, 1996).

     The $15 million line of credit agreement was executed with a bank in September 1995 and was scheduled to mature on July 15, 1996. Subsequent to March 2, 1996, the maturity date was extended to February 1997. The new line of credit replaced the Company's previous line of credit under which the Company had been in violation of financial covenants. There are no required financial covenants under the new line of credit, which is unconditionally guaranteed by a significant shareholder and director (the "Guarantor"). The Company believes that available borrowings under its line of credit and internally generated funds are sufficient to support current working capital and capital expenditure requirements during the next fiscal year. Additionally, the Company has a $1.126 million note receivable due in October 1996, which is the final payment due from the sale of its Duckster Division. The Company expects capital expenditures to be approximately $0.3 million for the next fiscal year.

     During fiscal 1996, proceeds from the sale of property, plant and equipment and payments received on the note receivable from the buyer of Duckster, were used to decrease short-term borrowings, retire long-term obligations and reduce accounts payable.

RESULTS OF OPERATIONS

     Net sales from continuing operations for fiscal year 1996 decreased by $3.4 million, to $21.2 million, compared with fiscal year 1995. Club sales decreased $2.4 million or 19.6% for fiscal year 1996 compared to fiscal year 1995. The decrease in club sales is attributable primarily to the retail line of golf equipment, due to a decrease in demand for these products from mass merchandisers during fiscal 1996. Pro club sales were relatively unchanged from fiscal 1995. Sales of golf bags decreased approximately $1.0 million in fiscal 1996 compared to fiscal 1995. The decrease in bag sales was primarily in the pro line, which is sold to on-course golf shops and off-course golf equipment stores. In early fiscal 1996, the decision was made by former management to import a greater portion of the pro bag line. The features and quality of the imported bags were not consistent with the bags historically manufactured by the Company. As a result, the bags were not well received in the market place, thus the decline in the pro segment of the bag line. During the latter part of fiscal 1996, the Company returned to domestic production of its high end pro bags. Gross profit as a percent of net sales increased to 15.1% from 13.1% in fiscal 1995. The increase resulted primarily from reductions in manufacturing variances. The loss from continuing operations was $5.6 million on net sales of $21.2 million in fiscal 1996, compared to the loss from continuing operations of $9.5 million on net sales of $24.6 million in fiscal 1995.

     Selling expenses decreased by $1.8 million or 28.4% for fiscal year 1996 compared to the previous year. When the Company sold its Duckster apparel division in May 1995, the sales force became employees of Duckster. However, through a sales representative agreement between Duckster and the Company, they continue to sell the Company's pro line of golf clubs and bags with compensation being on a commission basis. The result for ProGroup, Inc. was substantially reduced expenses for salaries and fringe benefits. Other selling expenses such as royalties, were less due to reduced sales volume in fiscal 1996. Additionally, lower expenditures for advertising and promotions were factors in the decrease in selling expenses.

     General and administrative expenses decreased $1.9 million or 43.1% in fiscal 1996. Most of the decrease was related to lower salaries and fringe benefits due to the disposal of Duckster, which necessitated a reduction in general and administrative overhead. Other components of the decrease were reduced legal fees and other professional services.

     Interest expense increased 119%, or $1.6 million, in fiscal 1996 compared to fiscal 1995. Substantially all the increase was non-cash interest related to amortization of subordinated debt discounts, subordinated notes and accrued interest thereon.

     Other income increased $1.1 million in fiscal year 1996 compared to fiscal year 1995. Royalty income increased by $.4 million, gain on asset dispositions increased $.4 million, and the Company reported $.1 million of rental income during fiscal 1996.

     Due to operating losses for fiscal 1996, no tax provision was necessary.

IMPACT OF INFLATION AND CHANGING PRICES

     Management believes that the impact of inflation and other changes in prices during fiscal 1996 and 1995 had no material effect on the Company's financial condition or operating results.

  Comparison of Years Ended February 25, 1995, and February 26, 1994

FINANCIAL CONDITION

     As of February 25, 1995, the Company had working capital of $2.8 million and a current ratio of 1.1 to one. The Company maintained a $16 million short-term line of credit. Outstanding borrowings under the short-term line of credit as of February 25, 1995, were $11.8 million.

     At the end of the first two quarters of fiscal 1995, the Company was in violation of certain of the loan covenants related to its short-term line of credit and term loan with a bank. In October, 1994, the Company executed a loan modification agreement with the bank, whereby the Company was no longer in violation of any of the covenants, and the maturity date of the line of credit was accelerated to January 31, 1995. Additionally, the October loan modification agreement increased interest rates substantially and the Company agreed to assign certain intellectual property to the bank if the Company could not secure additional capital investment. The Company was able to secure additional capital through a November 3, 1994 private placement of $5.0 million in subordinated notes with detachable stock purchase warrants. In the fourth quarter of fiscal 1995, the Company renegotiated the loan agreement with the bank, resulting in an extension of the loan's maturity date to August 30, 1996. The Company's obligations to the bank under the line of credit were guaranteed by the Company's Chairman and CEO (the Guarantor). The Company obtained an additional $4.0 million revolving credit facility which was also guaranteed by the Guarantor.

     During fiscal year 1995, cash was provided primarily through the issuance of subordinated debt and warrants of $5.0 million, the decrease in accounts receivable of $4.9 million, the increase in accrued liabilities of $1.4 million and the increase of $1.2 million in the revolving line of credit. Cash, generated from the above sources, was used primarily to fund the operating loss.

RESULTS OF OPERATIONS

     Net sales from continuing operations for fiscal year 1995 decreased slightly by $105,000, to $24.6 million, compared with fiscal year 1994. Retail sales increased 38% resulting from a 48% increase in club sales and a 20% increase in bag sales. Sales to golf courses and golf shops decreased 28% to $10.2 million from $14.1 million in fiscal 1994. The decrease was primarily in club sales while bag sales were relatively unchanged. Gross profit as a percent of net sales decreased to 13.6% in fiscal 1995 from 29.5% in the prior year. Large inventory write-downs and manufacturing inefficiencies, especially in the Company's bag production facilities, were the primary reasons for the decrease.

     The Company's new management took a more aggressive approach to selling prior season inventories in order to turn them into cash more quickly than in prior years. During fiscal 1995, the Company took steps to outsource a portion of its bag production in order to decrease manufacturing variances.

     Selling expenses increased by $1.4 million or 28.8% for fiscal year 1995 compared to the previous year. Advertising expenses for clubs comprised the majority of the increase along with increases in expenditures for playing pro contracts and salesmen's commissions on retail sales.

     General and administrative expenses increased $.4 million or 9.8% in fiscal 1995. Increased legal and professional services, employee relocation costs and a full year of funding the Company's 401(k) plan were the major factors in the increase.

     Interest expense increased 127%, or $.8 million, in fiscal 1995 compared to fiscal 1994. Increased long-term borrowings from the issuance of $5.0 million of subordinated debt and higher interest rates on the Company's short-term line of credit and term loan caused the increase.

     During fiscal year 1995, the Company recorded an income tax provision of $735,000. The income tax provision was principally the result of recording a valuation allowance against previously recognized deferred tax assets due to the uncertainty of the realization of the related benefits.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Index to Financial Statements and Schedules

     Report of Independent Public Accountants

     Balance Sheets as of March 2, 1996 and February 25, 1995

     Statements of Operations for the Years Ended March 2, 1996, February 25,
      1995 and February 26, 1994

     Statements of Stockholders' Equity (Deficit) for the Years Ended March 2,
      1996, February 25, 1995 and February 26, 1994

     Statements of Cash Flows for the Years Ended March 2, 1996, February 25,
      1995 and February 26, 1994

     Notes to Financial Statements

     Financial Statement Schedules
      See Part IV, Item 14(a)2

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
Stockholders of ProGroup, Inc.:

     We have audited the accompanying balance sheets of PROGROUP, INC. (a Tennessee corporation) as of March 2, 1996 and February 25, 1995 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended March 2, 1996, February 25, 1995, and February 26, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ProGroup, Inc. as of March 2, 1996 and February 25, 1995 and the results of its operations and its cash flows for the years ended March 2, 1996, February 25, 1995, and February 26, 1994, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Chattanooga, Tennessee
May 29, 1996

                                 PROGROUP, INC.

                                     D/B/A
                         THE ARNOLD PALMER GOLF COMPANY

                                 BALANCE SHEETS
                      MARCH 2, 1996 AND FEBRUARY 25, 1995

                                                                            1996        1995
                                                                           -------     -------
                                                                               (DOLLARS IN
                                                                               THOUSANDS)
                                            ASSETS
CURRENT ASSETS:
  Cash...................................................................  $    10     $    34
  Accounts receivable, less allowance for doubtful accounts of $758 in
     1996 and $1,049 in 1995.............................................    3,776       7,184
  Note receivable from sale of Duckster..................................    1,126           0
  Inventories............................................................    9,896      15,101
  Prepaid expenses and other.............................................      759         478
                                                                           -------     -------
          Total current assets...........................................   15,567      22,797
                                                                           -------     -------
PROPERTY, PLANT AND EQUIPMENT, net.......................................    1,188       3,778
                                                                           -------     -------
OTHER ASSETS:
  Non-current assets of discontinued operations..........................      265       2,423
  Goodwill...............................................................       85          85
  Other..................................................................    1,455       2,188
                                                                           -------     -------
          Total other assets.............................................    1,805       4,696
                                                                           -------     -------
                                                                           $18,560     $31,271
                                                                           =======     =======
                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Current maturities of long-term obligations............................  $    71     $   407
  Short-term borrowings from bank........................................   10,096      11,829
  Accounts payable.......................................................    1,718       4,120
  Accrued liabilities....................................................    2,409       3,629
                                                                           -------     -------
          Total current liabilities......................................   14,294      19,985
                                                                           -------     -------
LONG-TERM OBLIGATIONS, net of current maturities.........................    4,600       7,066
                                                                           -------     -------
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.50 par value, 10,000,000 shares authorized;
     2,634,991 and 2,539,366 shares issued and outstanding in 1996 and
      1995, respectively.................................................    1,317       1,270
  Additional paid-in capital.............................................    4,794       4,118
  Accumulated deficit....................................................   (6,445)     (1,168)
                                                                           -------     -------
          Total stockholders' equity (deficit)...........................     (334)      4,220
                                                                           -------     -------
                                                                           $18,560     $31,271
                                                                           =======     =======

   The accompanying notes are an integral part of these financial statements.

                                 PROGROUP, INC.

                                     D/B/A
                         THE ARNOLD PALMER GOLF COMPANY

                            STATEMENTS OF OPERATIONS
                              FOR THE YEARS ENDED
            MARCH 2, 1996, FEBRUARY 25, 1995, AND FEBRUARY 26, 1994

                                                                    1996       1995      1994
                                                                   -------   --------   -------
                                                                      (DOLLARS IN THOUSANDS,
                                                                    EXCEPT PER SHARE AMOUNTS)
NET SALES........................................................  $21,185   $ 24,621   $24,726
COST OF SALES....................................................   17,983     21,280    17,427
                                                                   -------   --------   -------
          Gross profit...........................................    3,202      3,341     7,299
SELLING EXPENSES.................................................    4,559      6,368     4,959
GENERAL AND ADMINISTRATIVE EXPENSES..............................    2,573      4,520     4,105
                                                                   -------   --------   -------
                                                                    (3,930)    (7,547)   (1,765)
                                                                   -------   --------   -------
OTHER INCOME (EXPENSE):
  Interest expense, net..........................................   (2,965)    (1,354)     (596)
  Gain on pension curtailment....................................        0          0       394
  Other, net.....................................................    1,270        176       323
                                                                   -------   --------   -------
                                                                    (1,695)    (1,178)      121
                                                                   -------   --------   -------
     Loss from continuing operations before income taxes.........   (5,625)    (8,725)   (1,644)
BENEFIT (PROVISION) FOR INCOME TAXES.............................        0       (735)      590
                                                                   -------   --------   -------
LOSS FROM CONTINUING OPERATIONS..................................   (5,625)    (9,460)   (1,054)
                                                                   -------   --------   -------
DISCONTINUED OPERATIONS (NOTE 10):
  Income (loss) from discontinued operations, net of tax benefit
     of $513 in 1994.............................................      348     (6,082)     (920)
  Loss on disposal of discontinued operations....................        0     (1,244)        0
                                                                   -------   --------   -------
                                                                       348     (7,326)     (920)
                                                                   -------   --------   -------
NET LOSS.........................................................  $(5,277)  $(16,786)  $(1,974)
                                                                   =======   ========   =======
NET INCOME (LOSS) PER SHARE FROM:
  Continuing operations..........................................  $ (2.15)  $  (3.73)  $  (.42)
  Discontinued operations........................................     0.13      (2.88)     (.36)
                                                                   -------   --------   -------
                                                                   $ (2.02)  $  (6.61)  $  (.78)
                                                                   =======   ========   =======

   The accompanying notes are an integral part of these financial statements.

                                 PROGROUP, INC.

                                     D/B/A
                         THE ARNOLD PALMER GOLF COMPANY

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
  FOR THE YEARS ENDED MARCH 2, 1996, FEBRUARY 25, 1995, AND FEBRUARY 26, 1994

                                                      COMMON STOCK     ADDITIONAL  ACCUMULATED
                                                     ---------------    PAID-IN     EARNINGS
                                                     SHARES   AMOUNT    CAPITAL     (DEFICIT)   TOTAL
                                                     ------   ------   ----------   --------   -------
                                                                      (IN THOUSANDS)
BALANCE at February 27, 1993.......................  2,517    $1,258     $2,125     $ 17,592   $20,975
  Net loss.........................................      0         0          0       (1,974)   (1,974)
  Exercise of stock options........................     20        10        170            0       180
                                                     ------   ------   ----------   --------   -------
BALANCE at February 26, 1994.......................  2,537     1,268      2,295       15,618    19,181
  Net loss.........................................      0         0          0      (16,786)  (16,786)
  Exercise of stock options........................      2         2         17            0        19
  Issuance of warrants for 1,158 shares of common
     stock.........................................      0         0      1,806            0     1,806
                                                     ------   ------   ----------   --------   -------
BALANCE at February 25, 1995.......................  2,539     1,270      4,118       (1,168)    4,220
  Net loss.........................................      0         0          0       (5,277)   (5,277)
  Issuance of warrants for 232 shares of common
     stock.........................................      0         0        139            0       139
  Issuance of common stock.........................     96        47        537            0       584
                                                     ------   ------   ----------   --------   -------
BALANCE at March 2, 1996...........................  2,635    $1,317     $4,794     $ (6,445)  $  (334)
                                                     =====    ======    =======      =======   =======

   The accompanying notes are an integral part of these financial statements.

                                 PROGROUP, INC.

                                     D/B/A
                         THE ARNOLD PALMER GOLF COMPANY

                            STATEMENTS OF CASH FLOWS
  FOR THE YEARS ENDED MARCH 2, 1996, FEBRUARY 25, 1995, AND FEBRUARY 26, 1994

                                                                    1996       1995      1994
                                                                   -------   --------   -------
                                                                          (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net loss.......................................................  $(5,277)  $(16,786)  $(1,974)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization...............................    2,074        832       791
     Deferred income tax provision (benefit).....................        0        476    (1,103)
     Gain on pension curtailment.................................        0          0      (394)
     (Gain) loss on disposal of property, plant, and equipment...     (100)       114         5
     Loss on disposal of discontinued operations.................        0      1,244         0
     Other.......................................................        0        348         0
     Changes in operating assets and liabilities:
       Accounts receivable.......................................    3,409      4,909    (2,078)
       Refundable income taxes and deferred income tax benefit...        0        259       876
       Inventories...............................................    2,479        605      (340)
       Prepaid expenses and other................................      452      1,117    (1,327)
       Accounts payable..........................................   (2,400)       (40)      308
       Accrued liabilities.......................................   (1,577)     1,420       924
                                                                   -------   --------   -------
          Net cash used in operating activities..................     (940)    (5,502)   (4,312)
                                                                   -------   --------   -------
INVESTING ACTIVITIES:
  Additions to property, plant, and equipment....................     (150)      (400)     (905)
  Proceeds from sale of property, plant, and equipment...........    3,855        117         0
  Payments received on note receivable...........................    1,600          0         0
  Other..........................................................        0          0      (122)
                                                                   -------   --------   -------
          Net cash provided by (used in) investing activities....    5,305       (283)   (1,027)
                                                                   -------   --------   -------
FINANCING ACTIVITIES:
  Net increase (decrease) in short-term borrowings from bank.....   (1,733)     1,168     2,326
  Proceeds from debt issuance and related warrants...............        0      5,000         0
  Proceeds from term debt........................................        0          0     3,000
  Principal payments on long-term obligations....................   (2,656)      (418)     (167)
  Issuance of common stock.......................................        0         19       180
                                                                   -------   --------   -------
          Net cash provided by (used in) financing activities....   (4,389)     5,769     5,339
                                                                   -------   --------   -------
NET DECREASE IN CASH.............................................      (24)       (16)        0
CASH, beginning of period........................................       34         50        50
                                                                   -------   --------   -------
CASH, end of period..............................................  $    10   $     34   $    50
                                                                   =======   ========   =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash payments (refunds) during the period for:
     Interest....................................................  $ 1,085   $  1,088   $   544
                                                                   =======   ========   =======
     Income taxes, net...........................................  $    (5)  $   (534)  $  (365)
                                                                   =======   ========   =======

   The accompanying notes are an integral part of these financial statements.

                                 PROGROUP, INC.

                                     D/B/A

                         THE ARNOLD PALMER GOLF COMPANY

                         NOTES TO FINANCIAL STATEMENTS

     (For purposes of these financial statements, "fiscal years 1996, 1995, and 1994" relate to the years ended March 2, 1996, February 25, 1995, and February 26, 1994, respectively. All monetary amounts are expressed in thousands of dollars unless contrarily evident.)

1.  NATURE OF OPERATIONS

     ProGroup, Inc. ("ProGroup" or the "Company") manufactures, markets and distributes golf products, including Arnold Palmer and First Flight golf equipment and Hot-Z golf bags and luggage. The Company's principal market is the United States. ProGroup owns, subject to certain exceptions, the exclusive worldwide right to the Arnold Palmer trade name in connection with the Company's manufacture, sale and distribution of golf products. The Company sells primarily to retailers and grants credit to customers based on defined payment terms. Three large retail customers accounted for 32%, 36%, and 23% of net sales from continuing operations for fiscal 1996, 1995, and 1994, respectively.

     As discussed in Note 10, on May 5, 1995, the Company sold its Duckster line of headwear, outerwear, and shirts. In 1996 the Company began doing business as The Arnold Palmer Golf Company.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DISCONTINUED OPERATIONS

     Consistent with the provisions of Accounting Principles Board Opinion No. 30 ("APB 30"), the results of discontinued operations have been reported separately from the results of continuing operations, and a provision was made in 1995 for the estimated loss on the disposal of the Duckster line of business.

INVENTORIES

     Inventories are valued at the lower of cost or market. Cost includes material, labor and factory overhead. Market is net realizable value for finished goods. For raw materials and work-in-process, market is replacement cost.

PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment are recorded at cost, less accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged to expense as incurred. The property, plant, and equipment balances consisted of the following at March 2, 1996 and February 25, 1995:

                                                                          1996      1995
                                                                         -------   -------
    Land...............................................................  $    75   $   479
    Buildings and improvements.........................................      824     3,599
    Machinery and equipment............................................    2,727     2,611
    Furniture and fixtures.............................................      263       829
    Construction in progress...........................................       42       173
                                                                         -------   -------
                                                                           3,931     7,691
    Less accumulated depreciation and amortization.....................   (2,743)   (3,913)
                                                                         -------   -------
                                                                         $ 1,188   $ 3,778
                                                                         =======   =======

     Included in non-current assets of discontinued operations for 1996 and 1995 are $265 and $2,111 of property, plant, and equipment stated at the lower of cost or estimated net realizable value.

                                 PROGROUP, INC.

                                     D/B/A

                         THE ARNOLD PALMER GOLF COMPANY

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Depreciable assets are depreciated principally using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes over the estimated useful lives of the related assets. The estimated useful lives used in computing annual depreciation provisions are as follows:

                                                                                   YEARS
                                                                                  -------
    Buildings and improvements..................................................  5 to 31
    Machinery and equipment.....................................................  3 to 10
    Furniture and fixtures......................................................  3 to 10

ADVERTISING EXPENSES

     The Company expenses production costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits.

     Direct-response advertising consists primarily of catalogs for the Company's products. Capitalized costs of the catalogs are amortized from the time the catalog is published until it is expected to be superseded.

     At March 2, 1996 and February 25, 1995, the Company reported $287 and $321, respectively, of advertising as other non-current assets in the accompanying balance sheets. Advertising expense for the years ended 1996, 1995, and 1994 was $547, $1,988, and $1,465, respectively.

FISCAL YEAR

     The Company's fiscal year is based on a 52-53-week period ending on the Saturday closest to the end of February. Subsequent to March 2, 1996, the Company's Board of Directors elected to change the Company's year end to September 30, effective September 30, 1996.

NET LOSS PER SHARE

     The computation of net loss per share is based on the weighted average number of common shares outstanding during the period after adding common stock equivalents having a dilutive effect. The weighted average number of shares and equivalents outstanding for fiscal 1996, 1995, and 1994 are 2,615,619, 2,537,876, and 2,521,674, respectively.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform with the fiscal 1996 financial statement presentation.

                                 PROGROUP, INC.

                                     D/B/A

                         THE ARNOLD PALMER GOLF COMPANY

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

3.  INVENTORIES

     Inventories as of March 2, 1996 and February 25, 1995, were as follows:

                                                                          1996      1995
                                                                         ------    -------
    Raw materials......................................................  $4,270    $ 4,521
    Work-in-process....................................................     372      1,474
    Finished goods.....................................................   5,254      9,106
                                                                         ------    -------
                                                                         $9,896    $15,101
                                                                         ======    =======

4.  SHORT-TERM BORROWINGS

     Short-term borrowings during fiscal 1996 and 1995 consisted of advances under various lines of credit. In connection with a guarantee of the Company's line of credit in January 1995 by a significant shareholder and director (the "Guarantor"), the line of credit was amended to extend the maturity date to August 30, 1996.

     As consideration to the Guarantor for the guarantee, the Company issued an $850 subordinated convertible note and a warrant to purchase up to 390,000 common shares of the Company (Notes 5 and 8). Additionally, the Guarantor was given preemptive rights through January 27, 2000 with respect to future issuances by the Company sufficient to enable the Guarantor to maintain his fully diluted common stock ownership percentage.

     In March 1995, the Company entered into an additional $4 million, prime plus 2% revolving credit facility with the Guarantor. For each $100 drawn under this facility, the Guarantor was issued 3,750 shares of the Company's common stock. Under this facility the Guarantor was issued 80,625 shares.

     In September 1995, the Company executed a $15 million line of credit agreement with a bank, which was scheduled to mature on July 15, 1996. Subsequent to March 2, 1996, the maturity date was extended to February 1997. The new line of credit replaced the Company's previous lines of credit. There are no financial covenants under the new line of credit, which is unconditionally guaranteed by the Guarantor. Advances under the new line of credit bear interest at LIBOR plus 2 points (7.8125% at March 2, 1996) on the first $6 million outstanding and 7.1562% on the next $3.7 million outstanding. Outstanding amounts in excess of $9.7 million bear interest at the prime rate less .50% (7.75% at March 2, 1996). At March 2, 1996, $10.1 million was outstanding under this line of credit.

                                 PROGROUP, INC.

                                     D/B/A

                         THE ARNOLD PALMER GOLF COMPANY

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

5.  LONG-TERM OBLIGATIONS

     Long-term obligations consisted of the following at March 2, 1996 and February 25, 1995:

                                                                            1996     1995
                                                                           ------   ------
    Term loan with bank, due in monthly installments of $45 (including interest at 9.5%) through November 2000; paid in 1996 from proceeds
      on the sale of related property, plant, and equipment..............  $    0   $2,590
    Capital lease obligation, due in monthly installments of $9
      (including interest at 10.0%) through December 2000; assumed by
      purchaser of related property, plant, and equipment in 1996........       0      456
    Subordinated notes ($5,000 face amount) to related parties, net of discount of $1,340 and $1,589 in 1996 and 1995, interest payable quarterly at 6.0% (effective interest rate of 15.9%), due November
      2, 1999............................................................   3,660    3,411
    Subordinated convertible note to Guarantor, interest payable quarterly at the prime rate plus 2% (10.25% at March 2, 1996), due
      August 3, 1996.....................................................     850      850
    Other obligations....................................................     161      166
                                                                           ------   ------
                                                                            4,671    7,473
    Less: current maturities.............................................     (71)    (407)
                                                                           ------   ------
                                                                           $4,600   $7,066
                                                                           ======   ======

     In November 1994, the Company completed a private placement of $5,000 in subordinated notes. The holders of the $5,000 subordinated notes (which include an officer and certain directors of the Company) also received warrants to purchase up to 1,000,000 shares of common stock of the Company at $5.50 per share. The estimated fair value of the warrants was recorded as additional paid-in capital. Based on the borrowing rates currently available to the Company, at March 2, 1996, the fair value of the $5,000 subordinated notes is $4,747.

     The $850 subordinated note (Note 4) is convertible to common stock at the Guarantor's option. Subsequent to March 2, 1996, the note plus accrued interest was converted to 191,814 shares of common stock under the terms of the note.

     Future scheduled maturities of long-term obligations as of March 2, 1996 (after giving effect to the conversion of the $850 subordinated convertible note), were as follows:

    1997........................................................................  $   71
    1998........................................................................      52
    1999........................................................................      38
    2000........................................................................   3,660

                                 PROGROUP, INC.

                                     D/B/A

                         THE ARNOLD PALMER GOLF COMPANY

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

6.  INCOME TAXES

     Income tax benefit (provision) from continuing operations consists of:

                                                                        FISCAL YEARS
                                                                   -----------------------
                                                                   1996     1995      1994
                                                                   ----     -----     ----
    Current......................................................   $0      $   0     $  0
    Deferred.....................................................    0       (735)     590
                                                                   ----     -----     ----
                                                                    $0      $(735)    $590
                                                                   ====     =====     ====

     There was no current income tax provision or benefit recorded during fiscal 1996, 1995, and 1994 due to the losses sustained by the Company. The provision for income taxes in fiscal 1995 resulted principally from recording a valuation allowance against previously recognized deferred tax assets due to the uncertainty of the realization of the related benefits.

     Deferred income tax assets and liabilities for fiscal 1996 and 1995 reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities at March 2, 1996 and February 25, 1995, are as follows:

                                                                        1996        1995
                                                                       -------     -------
    Deferred tax assets:
      Tax loss carryforwards.........................................  $ 9,037     $ 5,299
      Inventory and receivables reserves.............................      752       1,274
      Other accruals and reserves....................................      581       1,356
                                                                       -------     -------
                                                                        10,370       7,929
                                                                       -------     -------
    Deferred tax assets valuation allowance..........................   (9,426)     (6,726)
                                                                       -------     -------
    Deferred tax liabilities:
      LIFO to FIFO change............................................      470         627
      Prepaid expenses...............................................      119         131
      Excess tax depreciation........................................       35         141
      Other..........................................................      320         304
                                                                       -------     -------
                                                                           944       1,203
                                                                       -------     -------
    Net deferred tax asset...........................................  $     0     $     0
                                                                       =======     =======

     At March 2, 1996, the Company had federal tax loss carryforwards of approximately $23,800 which expire in years 2010 and 2011 if not utilized earlier.

                                 PROGROUP, INC.

                                     D/B/A

                         THE ARNOLD PALMER GOLF COMPANY

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The difference between the benefit (provision) for income taxes and the amount computed by multiplying the loss from continuing operations before income taxes by the statutory rate is summarized as follows:

                                                                       FISCAL YEARS
                                                               ----------------------------
                                                                1996        1995       1994
                                                               -------     -------     ----
    Expected tax benefit.....................................  $ 1,913     $ 2,966     $559
    Increase in valuation allowance relating to continuing
      operations.............................................   (2,138)     (3,791)       0
    State income taxes, net of federal income tax benefit....      225         349       66
    Other, net...............................................        0        (259)     (35)
                                                               -------     -------     ----
      Benefit (provision) for income taxes from continuing
         operations..........................................  $     0     $  (735)    $590
                                                               =======     =======     ====

     A valuation allowance was recorded related to the entire amount of losses from discontinued operations in fiscal 1995; accordingly, no income tax provision or benefit was recognized for discontinued operations in 1995.

7.  EMPLOYEE BENEFIT PLANS

PENSION PLANS

     The Company has noncontributory defined benefit pension plans covering substantially all salaried and hourly employees. The plans provide benefits based on years of service and compensation levels. In the opinion of management, the Company's funding policy is consistent with the requirements of the Employee Retirement Income Security Act of 1974. Plan assets are invested primarily in common stocks and corporate debt securities.

     Pension income for fiscal 1996, 1995, and 1994 included the following components:

                                                                        FISCAL YEARS
                                                                   -----------------------
                                                                    1996     1995    1994
                                                                   -------   -----   -----
    Service cost.................................................  $    86   $  97   $ 199
    Interest cost on projected benefit obligation................      365     376     371
    Actual (return) loss on plan assets..........................   (1,047)    177    (456)
    Net amortization and deferral................................      430    (932)   (592)
                                                                   -------   -----   -----
    Net pension income...........................................  $  (166)  $(282)  $(478)
                                                                   =======   =====   =====

                                 PROGROUP, INC.

                                     D/B/A

                         THE ARNOLD PALMER GOLF COMPANY

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The following table sets forth the funded status of the plans as of March 2, 1996 and February 25, 1995:

                                                                            1996     1995
                                                                           ------   ------
    Actuarial present value of benefit obligation:
      Vested benefit obligation..........................................  $4,774   $4,104
      Nonvested benefit obligation.......................................       0        0
                                                                           ------   ------
    Accumulated benefit obligation.......................................  $4,774   $4,104
                                                                           ======   ======
    Projected benefit obligation.........................................  $5,034   $4,338
    Plan assets at fair value............................................   6,011    5,634
                                                                           ------   ------
    Projected benefit obligation less than plan assets...................     977    1,296
    Unrecognized net (gain) loss.........................................     242     (155)
    Unrecognized prior service cost......................................     180      196
    Unrecognized initial net asset.......................................    (434)    (538)
    Additional liability.................................................    (123)       0
                                                                           ------   ------
    Net pension asset recognized on the balance sheets...................  $  842   $  799
                                                                           ======   ======

     The following assumptions were used to measure the net periodic pension income and the projected benefit obligation:

                                                                             FISCAL YEARS
                                                                          ------------------
                                                                          1996   1995   1994
                                                                          ----   ----   ----
    Discount rate used to determine the projected benefit obligation....  7.25%  8.0%   7.0%
    Rate of increase in future compensation levels used to determine the
      projected benefit obligation......................................   5.0%  5.0%   5.0%
    Expected long-term rate of return on plan assets used to determine
      net periodic pension income.......................................   9.0%  9.5%   9.5%

     During fiscal 1994, the Company curtailed the benefits under its defined benefit plans. Under this curtailment, nonunion employees that are not at least age 50 with at least five years of service will accrue no further benefits under the plan. As a result of this partial curtailment, a gain of $394 has been reflected in the net amortization and deferral component of pension income for fiscal 1994. This gain is separately classified in other income in the accompanying statement of operations.

401(K) PROFIT-SHARING PLAN

     During fiscal 1994, the Company established a 401(k) profit-sharing plan covering substantially all employees at least 21 years of age with six months of service. The Plan allows for employees to contribute a portion of their compensation, subject to certain limitations. The Company may make discretionary contributions to the Plan. Total discretionary contributions during 1996, 1995, and 1994 were $39, $91, and $7, respectively.

8.  CAPITAL STOCK

PREFERRED STOCK

     On July 18, 1995, the Company's shareholders approved an amendment to the Restated Articles of Incorporation to create and authorize the issuance of up to 1 million shares of preferred stock, having a par value of $.50 per share. The designation, powers, preferences, and rights of the shares shall be determined by

                                 PROGROUP, INC.

                                     D/B/A

                         THE ARNOLD PALMER GOLF COMPANY

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

the Company's board of directors prior to issuance. At March 2, 1996, there were no shares of preferred stock outstanding.

STOCK OPTION PLANS

     The Company has incentive stock option plans which were adopted under a 1981 plan and a 1992 plan for its officers and key employees which provide for issuance of options to purchase up to 500,000 and 324,032 common shares, respectively. At March 2, 1996, the total number of shares available for options was as follows:

    Reserved for:
      Outstanding stock options................................................  596,532
      Stock options authorized but not granted.................................   67,400
                                                                                 -------
                                                                                 663,932
                                                                                 =======

     Stock option activity during the years ended March 2, 1996 and February 25, 1995, is as follows:

                                                                              OPTION PRICE
                                                                   SHARES       PER SHARE
                                                                  ---------   -------------
    Outstanding at February 26, 1994............................    533,232   $7.12 - 14.25
      Granted...................................................     40,000    7.75 - 11.00
      Exercised.................................................     (2,500)      7.12
      Canceled or expired.......................................   (145,000)   8.10 - 13.00
                                                                  ---------
    Outstanding at February 25, 1995............................    425,732    7.12 - 14.25
      Granted...................................................    241,000     3.75 - 7.63
      Canceled or expired.......................................    (70,200)   7.12 - 14.25
                                                                  ---------
    Outstanding at March 2, 1996................................    596,532   $3.75 - 10.93
                                                                  =========

     Stock options are generally exercisable at the market price on the date of grant and expire on various dates through 2006. Stock options generally vest ratably over a three-year period from the date of grant. All stock options have been granted at not less than fair market value at the date of grant.

STOCK PURCHASE WARRANTS

     The Company, in conjunction with the issuance of the $5,000 subordinated notes (Note 5), issued warrants to purchase 1,000,000 shares of common stock at an exercise price of $5.50. Each warrant may be exercised with $5.50 in cash or principal value of the notes at any time during the life of the warrants, which expire on November 3, 1999.

     In connection with the January 1995 guarantee of the Company's line of credit (Note 4), the Guarantor was issued a warrant to purchase up to 390,000 common shares at $6.25 per share. These warrants expire January 27, 2000. In connection with the March 1995 revolving credit facility (Note 4), all 390,000 warrants were immediately vested and subject to a reset price of $5.00 per share.

                                 PROGROUP, INC.

                                     D/B/A

                         THE ARNOLD PALMER GOLF COMPANY

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

9.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     The Company has entered into various operating leases for buildings and office equipment. Rent expense was approximately $433, $355, and $301 for fiscal years 1996, 1995 and 1994, respectively. Approximate future minimum rental commitments for the next five years for all noncancelable operating leases as of March 2, 1996, were as follows:

    1997..........................................................................  $570
    1998..........................................................................   540
    1999..........................................................................   377
    2000..........................................................................   304
    2001..........................................................................   128

LITIGATION

     On March 25, 1996, Richard E. Wenz, the former CEO of the Company, filed a lawsuit against Arthur P. Becker, formerly Chairman of the Board and currently a Board member of the Company, in the United States District Court for the Southern District of New York. The lawsuit arises out of the publication in the June 12, 1995 edition of Fortune magazine of certain statements relating to Mr. Wenz's relationship with the Company which were attributed to Mr. Becker.

     The complaint alleges a cause of action against Mr. Becker for defamation per se and seeks compensatory damages of at least $10 million, plus punitive damages in an unspecified amount. Pursuant to the provisions of the Amended and Restated By-Laws of the Company and the applicable provisions of the Tennessee Business Corporation Act, the Company has agreed to indemnify Mr. Becker from liability which he may incur as a result of the lawsuit. The Company has also agreed to advance certain costs of defense of the lawsuit to Mr. Becker.

     On May 21, 1996, Mr. Wenz amended his complaint by adding Time Inc., the publisher of Fortune magazine, as an additional defendant in the lawsuit. The cause of action alleged against Time Inc. is also for defamation per se, arises out of the same June 12, 1995 article, and also seeks compensatory damages of at least $10 million.

     On April 15, 1996, Mr. Becker filed his answer to the original complaint. The answer denied all allegations of wrongdoing and set forth 15 affirmative defenses. As of this date, Time Inc. has not answered or otherwise responded to the amended complaint.

     As of this date, no discovery has taken place, and it is premature to speculate upon the ultimate resolution or outcome of the lawsuit. Mr. Becker intends to defend the suit vigorously.

     The Company is party to certain other legal proceedings incidental to its business. In the opinion of management, based in part on the advice of legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

ROYALTY COMMITMENTS

     During fiscal year 1993, the Company renegotiated an existing license agreement with a member of its board of directors which the Company believes will significantly enhance its advertisement, promotion and sale of golf equipment. The agreement expires March 1, 2002, but may be extended for successive five-year periods.

                                 PROGROUP, INC.

                                     D/B/A

                         THE ARNOLD PALMER GOLF COMPANY

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

Under the terms of the agreement, the Company will pay royalties of 1% to 5% of net sales of specified products. In exchange for expanded product and territorial rights, the Company has committed to pay minimum royalties ranging from $600 in 1997 to $750 in 2002. During 1996, 1995 and 1994, the Company
incurred royalty expense under this agreement of approximately $500, $524, and $340, respectively.

10.  DISCONTINUED OPERATIONS -- SALE OF DUCKSTER

     On May 5, 1995, the Company sold its Duckster line of headwear, outerwear, and shirts for approximately $3,000 in cash and a $2,726 installment promissory note, of which $1,126 remained outstanding at March 2, 1996 and is scheduled for repayment in October 1996. The Company retained approximately $4,200 in existing accounts receivable and will receive a royalty on sales of Duckster products for a three-year period beginning January 1, 1996.

     The sale resulted in an estimated loss on disposal of $1,244, which has been included as a component of discontinued operations in 1995. Duckster revenues for fiscal 1996, 1995, and 1994 were $4,649, $15,485, and $20,170, respectively.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No event described in Item 304 of Regulation S-K has occurred.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

  (a) Directors

     The information found in the section titled Election of Directors in the Company's 1996 Proxy Statement is incorporated herein by reference.

  (b) Executive Officers

     The following lists the names of all executive officers of the Company, their ages, their positions with the Company and the year in which they were first elected to these positions:

          John T. Lupton. Age 69. Mr. Lupton was named Chairman of the Board of Directors and Chief Executive Officer of ProGroup in March, 1995. Mr. Lupton is the former Chairman of JTL Corp., a bottler of Coca-Cola and related products, and a private investor.

          George H. Nichols. Age 56. Mr. Nichols has been President and Chief Operating Officer of ProGroup effective January 1, 1996. Mr. Nichols served as a consultant from November to December, 1995. Prior to joining the Company, Mr. Nichols was Chairman, President, and Chief Executive Officer of Square Two Golf, Inc. from April, 1991 to October, 1995.

          Robert R. Winskowicz. Age 35. Mr. Winskowicz has been Senior Vice President -- Sales and Marketing since January 1996. Prior to joining the Company, Mr. Winskowicz was Regional Sales

     Manager of MacGregor Golf from March 1994 until December 1995. Mr. Winskowicz served as National Account Manager at Dep Corporation from August 1992 through March 1994, and was Regional Sales Manager of Alberto Culver from December 1990 until August 1992.

          Claire V. Bradford.  Age 41. Ms. Bradford has been Vice
     President -- Sales and Staff Services since December, 1995. She joined the Company as Director of Human Resources in December 1992. Prior to joining the Company, Ms. Bradford was a consultant in human resources management for Suter & Associates, a private consulting firm, and Director of Human Resources for MEDCORP, a private medical management company from 1991 to 1992.

          Frederick J. Frazier, III. Age 31. Mr. Frazier has been Vice President and General Manager -- Golf Club Division since November 1993. He joined the Company in July, 1993 as Director of Marketing -- Golf Clubs. Prior to joining ProGroup, Mr. Frazier was Business Manager of Winchester Ammunition and Director of Marketing at RAM Golf Corp.

          Dexter Scudder Graybeal.  Age 55. Mr. Graybeal has been Vice
     President -- Special Markets since April, 1994. He has been employed by the Company since March of 1972 in various capacities including Regional and National Sales Manager, Director of Sales, Vice President -- Sales and Vice President/General Manager -- Arnold Palmer Golf Co.

          David J. Kirby. Age 47. Mr. Kirby has been Vice President -- Finance since February, 1996. He joined the Company as Cost Accountant in January, 1993, and was named Controller in November 1994. Prior to 1993, Mr. Kirby served as Financial Analyst and Controller at Balsam Corporation.

ITEM 11.  EXECUTIVE COMPENSATION

     The information found in the section titled Executive Compensation and Other Information in the Company's 1996 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information found in the section titled Voting Securities and Principal Holders Thereof in the Company's 1996 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information found in the sections titled Certain Transactions and Agreements with Certain Executive Officers in the Company's 1996 Proxy Statement is incorporated herein by reference.

ITEM 14.  EXHIBITS. FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) 1. Financial Statements

     The financial statements are incorporated by reference under Part II, Item 8 and are set forth in the Index to Financial Statements and Schedules found in
Part II, Item 8.

      2. Financial Statement Schedules:

        Report of Independent Public Accountants

        Schedule II -- Valuation and Qualifying Accounts

      3. Exhibits:

        See the Exhibit Index on page 31 of this Form 10-K.

  (b) The Registrant filed the following report on Form 8-K during the fourth quarter of fiscal 1996:

          Form 8-K dated February 13, 1996 regarding changing the Company's fiscal year end from the Saturday closest to the end of February to September 30.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned who are duly authorized to do so.

                                          PROGROUP, INC.

Date: May 30, 1996              By  /s/  JOHN T. LUPTON
                        ---------------------------------------------
                                      (John T. Lupton)
                                   Chief Executive Officer

Date: May 30, 1996              By /s/  GEORGE H. NICHOLS
                        ---------------------------------------------
                                     (George H. Nichols)
                             President (Chief Operating Officer)

Date: May 30, 1996             By   /s/  DAVID J. KIRBY
                        ---------------------------------------------
                                      (David J. Kirby)
                           Vice President Finance (Chief Financial
                                          Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 30, 1996                  /s/  ARTHUR P. BECKER
                        ---------------------------------------------
                                     (Arthur P. Becker)
                                          Director

Date: May 30, 1996                 /s/  ROBERT H. CALDWELL
                        ---------------------------------------------
                                    (Robert H. Caldwell)
                                          Director

Date: May 30, 1996                /s/  DAVID S. GONZENBACH
                        ---------------------------------------------
                                    (David S. Gonzenbach)
                                          Director

Date: May 30, 1996                  /s/  JAMES L.E. HILL
                        ---------------------------------------------
                                      (James L.E. Hill)
                                          Director

Date: May 30, 1996                   /s/  RICHARD HORTON
                        ---------------------------------------------
                                      (Richard Horton)
                                          Director

Date: May 30, 1996                   /s/  JOHN T. LUPTON
                        ---------------------------------------------
                                      (John T. Lupton)
                                    Chairman of the Board

Date: May 30, 1996               /s/  RUSSELL B. NEWTON III
                        ---------------------------------------------
                                   (Russell B. Newton III)
                                          Director

Date: May 30, 1996                 /s/  GEORGE H. NICHOLS
                        ---------------------------------------------
                                     (George H. Nichols)
                                          Director

Date: May 30, 1996      ---------------------------------------------
                                     (Arnold D. Palmer)
                                          Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
and Stockholders of ProGroup, Inc.:

     We have audited, in accordance with generally accepted auditing standards, the financial statements included in Part II, Item 8 of this Form 10-K and have issued our report thereon dated May 29, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Chattanooga, Tennessee
May 29, 1996

                                                                       SCHEDULES

                                 PROGROUP, INC.

                                     D/B/A
                         THE ARNOLD PALMER GOLF COMPANY

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
  FOR THE YEARS ENDED MARCH 2, 1996, FEBRUARY 25, 1995, AND FEBRUARY 26, 1994

                                                             COL. C
                                                     -----------------------
                                         COL. B             ADDITIONS
                                       -----------   -----------------------                       COL. E
               COL. A                  BALANCE AT    CHARGED TO   CHARGED TO      COL. D       --------------
- -------------------------------------   BEGINNING     COST AND      OTHER      -------------   BALANCE AT END
             DESCRIPTION                OF PERIOD     EXPENSES    ACCOUNTS(1)  DEDUCTIONS(2)     OF PERIOD
- -------------------------------------  -----------   ----------   ----------   -------------   --------------
                                                                   (IN THOUSANDS)
For the year ended March 2, 1996:
  Allowance for doubtful accounts....    $ 1,049       $    0       $   20        $  (311)         $  758
                                        ========     ========     ========     ==========      ===========
For the year ended February 25, 1995:
  Allowance for doubtful accounts....    $   478       $1,226       $  112        $  (767)         $1,049
                                        ========     ========     ========     ==========      ===========
For the year ended February 26, 1994:
  Allowance for doubtful accounts....    $   399       $  250       $   58        $  (229)         $  478
                                        ========     ========     ========     ==========      ===========

- ---------------

(1) Recoveries on accounts written off.
(2) Accounts written off.

                                 PROGROUP, INC.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                           DESCRIPTION
- ------       -----------------------------------------------------------------------------------
  3.1*   --   Amended and Restated Charter of ProGroup, Inc.
  3.2*   --   Amended and Restated Bylaws of ProGroup, Inc.
 10.1*** --   Employment Agreement between The Company and George H. Nichols dated as of January 1, 1996
 10.2*** --   Stock Option Agreement between the Company and George H. Nichols dated as of January 1, 1996.
   22**  --   Subsidiaries of the Company
   24    --   Consent of Arthur Andersen LLP, Independent Public Accountants
   27    --   Financial Data Schedule

- ---------------

  * Incorporated by reference herein from the Company's Form 10-K for the year ended February 25, 1995.
 ** Incorporated by reference herein from the Company's Form 10-K for the transition period ended February 22, 1992.
*** To be filed by amendment.