Form 10-K/A
period 1996-03-02
PROGROUP INC
filed 1996-06-04
CIK 80397

================================================================================

THIS DOCUMENT CONTAINS A COPY OF THE EXHIBITS TO FORM 10-K FILED ON JUNE 3, 1996 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                   PART IV


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

      3. Exhibits:

        See the Exhibit Index on page 32 of this Form 10-K.

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

Date: May 30, 1996                   /s/  JOHN T. LUPTON
                        ---------------------------------------------
                                      (John T. Lupton)
                                    Chairman of the Board

Date: May 30, 1996               /s/  RUSSELL B. NEWTON III
                        ---------------------------------------------
                                   (Russell B. Newton III)
                                          Director

Date: May 30, 1996                 /s/  GEORGE H. NICHOLS
                        ---------------------------------------------
                                     (George H. Nichols)
                                          Director

Date: May 30, 1996
                        ---------------------------------------------
                                     (Arnold D. Palmer)
                                          Director

                                 PROGROUP, INC.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                           DESCRIPTION
- ------       -----------------------------------------------------------------------------------
  3.1*   --   Amended and Restated Charter of ProGroup, Inc.
  3.2*   --   Amended and Restated Bylaws of ProGroup, Inc.
 10.1    --   Employment Agreement between The Company and George H. Nichols dated as of January 1, 1996
 10.2    --   Stock Option Agreement between the Company and George H. Nichols dated as of January 1, 1996.
   22**  --   Subsidiaries of the Company
   23    --   Consent of Arthur Andersen LLP, Independent Public Accountants
   27    --   Financial Data Schedule

- ---------------

  * Incorporated by reference herein from the Company's Form 10-K for the year ended February 25, 1995.
 ** Incorporated by reference herein from the Company's Form 10-K for the transition period ended February 22, 1992.