Form 10-Q
period 1996-06-01
PROGROUP INC
filed 1996-06-26
CIK 80397

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended    June 1, 1996     Commission File Number     0-921
                     ---------------------                      ---------------

                               PROGROUP, INC.
- -------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

       Tennessee                                          62-0331019
- -------------------------------------------------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

     6201 Mountain View Road, Ooltewah, Tennessee                     37363
- -------------------------------------------------------------------------------
     (Address of principal executive offices)                      (Zip Code)



Registrant's telephone number                      423-238-5890


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


Yes      x         No           .
    ----------        ----------


As of June 20, 1996, the number of shares outstanding of the issuer's common stock was 2,826,805.

                                     INDEX

                                                        Pages
                                                        -----

Part I.  Financial Information

         Balance Sheets - June 1, 1996 and
          March 2, 1996                                      1

         Statements of Operations - Three Months
          Ended June 1, 1996 and May 27, 1995                2


         Statements of Cash Flows - Three Months Ended
          June 1, 1996 and May 27, 1995                      3

         Notes to Financial Statements                   4 - 6

         Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                     7 - 9


Part II. Other Information                                  10

         Signature Page                                     11

    Page 1
                                                                      Form 10-Q

    PART I.  FINANCIAL INFORMATION

    ITEM I.  FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                         JUNE 1, 1996 AND MARCH 2, 1996
                                ($ in thousands)



 ASSETS
                                                June 1, 1996  March 2, 1996
                                                ------------  -------------
                                                  (Unaudited)
Current assets:
   Cash                                         $        13   $         10

   Trade receivables                                 10,578          4,534
        less: allowance for doubtful accounts          (878)          (758)
                                                -----------   ------------
            Net receivables                           9,700          3,776

   Inventories, net                                   8,688          9,896
   Current portion of note receivable                 1,126          1,126
   Prepaid expenses and other                           657            759
                                                -----------   ------------
      Total current assets                           20,184         15,567

Property, plant and equipment                         3,856          3,931
        less: accumulated depreciation               (2,650)        (2,743)
                                                -----------   ------------
            Net property, plant and equipment         1,206          1,188

Other assets:
   Non-current assets of discontinued
       operations                                       265            265
   Goodwill                                              85             85
   Other                                              1,451          1,455
                                                -----------   ------------
                                                      1,801          1,805
                                                -----------   ------------
TOTAL ASSETS                                    $    23,191   $     18,560
                                                ===========   ============




LIABILITIES AND STOCKHOLDERS' EQUITY

                                                June 1, 1996  March 2, 1996
                                                ------------  -------------
                                                (Unaudited)
Current liabilities:
   Current maturities of long-term
     obligations                                $        65     $      71
   Short-term borrowings from bank                   13,396        10,096
   Accounts payable                                   2,369         1,718
   Accrued liabilities                                2,237         2,409
                                                -----------     ---------
      Total current liabilities                      18,067        14,294

Long-term obligations, net of
   current maturities                                 3,808         4,600

Stockholders' equity (deficit):
   Common stock, $.50 par value,
      10,000,000 shares authorized,
      2,826,805 and 2,634,991 shares issued
      and outstanding at June 1, 1996
      and March 2, 1996, respectively                 1,413         1,317
   Additional paid-in capital                         5,657         4,794
   Accumulated deficit                               (5,754)       (6,445)
                                                -----------     ---------
      Total stockholders' equity (deficit)            1,316          (334)
                                                -----------     ---------
TOTAL LIABILITIES & STOCK-
   HOLDERS' EQUITY (DEFICIT)                    $    23,191     $  18,560
                                                ===========     =========



(The accompanying notes are an integral part of these financial statements.)

Page 2
                                                                       Form 10-Q



                            STATEMENTS OF OPERATIONS
                THREE MONTHS ENDED JUNE 1, 1996 AND MAY 27, 1995
                                  (Unaudited)
                   ($ in thousands except per share amounts)


                                                        THREE MONTHS ENDED
                                                   ----------------------------
                                                    June 1, 1996   May 27, 1995
                                                   ----------------------------
Net sales                                           $     11,230   $      8,252
Cost of sales                                              7,691          5,723
                                                    ------------   ------------
   Gross profit                                            3,539          2,529

Selling and marketing expenses                             1,975          1,316

General and administrative expenses                          888            519
                                                    ------------   ------------
   Income from operations                                    676            694

Other income, net                                            537            147
                                                    ------------   ------------

Income before interest and income taxes                    1,213            841

Interest expense                                             522            883
                                                    ------------   ------------

Income (loss) from continuing operations before
  income taxes                                               691            (42)

Provision for income taxes                                     -              -
                                                    ------------   ------------
Income (loss) from continuing operations                     691            (42)

Discontinued operations                                        -            348
                                                    ------------   ------------
Net income                                          $        691   $        306
                                                    ============   ============
Net income (loss) per share from:

         Continuing operations                      $       0.25   $      (0.01)
         Discontinued operations                               -           0.13
                                                    ------------   ------------
                                                    $       0.25   $       0.12
                                                    ============   ============



(The accompanying notes are an integral part of these financial statements.)

Page 3
                                                                       Form 10-Q
                            STATEMENTS OF CASH FLOWS
                THREE MONTHS ENDED JUNE 1, 1996 AND MAY 27, 1995
                                  (Unaudited)
                                ($ in thousands)

                                                           June 1, 1996  May 27, 1995
                                                           ------------  ------------
CASH FLOWS FROM
   OPERATING ACTIVITIES:

Net income                                                 $       691   $        306
Adjustments to reconcile net income to net cash
   used for operating activities -

      Depreciation and amortization                                127            275
      Gain on sale of assets                                      (100)             -

      Changes in operating assets and liabilities -

           Receivables                                          (5,924)        (2,801)
           Inventories                                           1,208          1,266
           Prepaid expenses and other                              102             27
           Accounts payable                                        651         (1,720)
           Accrued liabilities                                     (63)          (924)
                                                           -----------   ------------

Net cash used for operating activities                          (3,308)        (3,571)
                                                           -----------   ------------

CASH FLOWS FROM
   INVESTING ACTIVITIES:

   Additions to property, plant and equipment                      (91)           (65)
   Proceeds from sale of property, plant and equipment             115          1,554
   Payments received on note receivable                              -          1,400
   Other                                                             4            192
                                                           -----------   ------------

         Net cash provided by investing activities                  28          3,081
                                                           -----------   ------------

                                                           June 1, 1996   May 27, 1995
                                                           ------------   ------------
CASH FLOWS FROM
  FINANCING ACTIVITIES:

Net increase in short-term
  borrowings from bank                                     $      3,300   $      1,081

Principal payments on long-term obligations                         (17)          (582)
                                                           ------------   ------------
  Net cash provided by financing
     activities                                                   3,283            499
                                                           ------------   ------------

NET CHANGE IN CASH                                                    3              9

CASH, beginning of period                                            10             34
                                                           ------------   ------------

CASH, end of period                                        $         13   $         43
                                                           ============   ============

Supplemental disclosures of
  cash flow information:

Cash paid during the period for:

     Interest                                              $        223   $        341
                                                           ============   ============

Page 4                                                        Form 10-Q




                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                                     NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The quarterly financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Company's latest annual report on Form 10-K. In the opinion of management of the Company, all adjustments necessary, consisting only of normal recurring adjustments, to present fairly (1) the financial position of ProGroup, Inc. as of June 1, 1996; and (2) the results of its operations and its cash flows for the three months ended June 1, 1996 and May 27, 1995, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

Reference is also made to the Company's annual report on Form 10-K for the fiscal year ended March 2, 1996, for a discussion of the Company's significant accounting policies.


                                     NOTE 2
INCOME TAXES:

The Company has federal tax loss carryforwards of approximately $23.8 million at March 2, 1996, therefore, no income tax provision was recorded during the three months ended June 1, 1996.

Page 5                                                                Form 10-Q

                                     NOTE 3

SHORT-TERM BORROWINGS:
Short-term borrowings consist of advances under a $15.0 million line of credit with a bank which matures on February 28, 1997. There are no financial covenants under the line of credit, which is unconditionally guaranteed by a significant shareholder and director of the Company (the "Guarantor"). Advances under the line of credit bear interest at LIBOR plus 2 points (7.8125% at June 1, 1996) on the first $6 million outstanding and 7.1562% on the next $3.7 million outstanding. Outstanding amounts in excess of $9.7 million bear interest at the prime rate less .50% (7.75% at June 1, 1996). At June 1, 1996, $13.4 million was outstanding under the line of credit.

As consideration to the Guarantor for the January 1995 guarantee of the Company's previous line of credit, the Company issued an $850,000 subordinated convertible note and a warrant to purchase up to 390,000 common shares of the Company. Additionally, the Guarantor was given preemptive rights through January 27, 2000, with respect to future issuances by the Company sufficient to enable the Guarantor to maintain his fully diluted common stock ownership percentage. The $850,000 subordinated note plus accrued interest was converted to 191,814 shares of common stock in April 1996.

                                     NOTE 4

NET INCOME (LOSS)  PER COMMON SHARE:

The computation of net income (loss) per common share and common equivalent share is based on the monthly weighted average number of common shares outstanding during the period after adding common stock equivalents (stock options) having a dilutive effect.


                                          THREE MONTHS ENDED
                                     -----------------------------
                                     JUNE 1, 1996     MAY 27, 1995
                                     -----------------------------
Weighted average
 number of common
 shares outstanding                   2,753,030        2,619,991

Effect of assumed
 exercise of stock
 options (where dilutive)                58,440               --
                                     ----------        ---------

Weighted average
 common and common
 equivalent shares
 outstanding                          2,811,470        2,619,991
                                     ==========        =========

Page 6                                                                Form 10-Q


                                     NOTE 5
INVENTORIES:

Inventories as of June 1, 1996 and March 2, 1996, were as follows (in thousands):


                                 June 1, 1996   March 2, 1996
                                 ------------  --------------
Inventories:
  Raw materials                   $     4,474  $        4,270
  Work-in-process                         372             372
  Finished goods                        3,842           5,254
                                  -----------  --------------
                                  $     8,688  $        9,896
                                  ===========  ==============





                                     NOTE 6


SUBORDINATED NOTES AND COMMON STOCK WARRANTS:


On November 3, 1994, the Company completed a private placement of $5.0 million aggregate principal amount of 6% subordinated notes (the "Notes") due 1999, and warrants to purchase up to 1,000,000 shares of common stock of the Company at a price of $5.50 per share (the "Warrants"). The Notes were recorded net of the aggregate discount of $1,662,000 which gives effect to the original issue discount attributed to the Notes and the assigned value of the Warrants. The Notes and Warrants were issued to certain members of the Board of Directors, an officer of the Company, and certain shareholders of the Company. The securities are restricted.

The Notes have a stated interest rate of 6% and all principal and unpaid interest is due November 3, 1999. Interest payments through December 31, 1995 were deferred at the option of the Company. Certain interest payments continue to be deferred at the option of the Note holders. The Notes are subordinated to all senior indebtedness and are included in long-term obligations in the accompanying balance sheet at June 1, 1996.

The Warrants are exercisable for five years and vest 70% upon funding of the Notes, 90% after one year, and 100% after two years. The value assigned to the Warrants was $1,662,000 or $1.662 per share. The holders of the Warrants will have one demand registration right for the purpose of registering the stock underlying the Warrants for resale pursuant to the Securities Act of 1933. The value assigned to the Warrants was credited to additional paid-in capital.

Page 7                                                                 Form 10-Q


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
For purposes of this Form 10-Q, first quarter 1996 relates to the quarter ended June 1, 1996, while first quarter of 1995 relates to the quarter ended May 27, 1995.

As of June 1, 1996, the Company had working capital of $2,117,000 and a current ratio of 1.1 to one. The Company generally relies upon internally generated funds and short-term borrowings to meet working capital and capital expenditure requirements. The Company maintains a $15.0 million short-term line of credit which is utilized as needed throughout the year. Due to the seasonality of the golf industry and the Company's terms of sale, the Company's borrowings under its line of credit increased $3.3 million during first quarter 1996. Cash was also provided through the reduction of inventories of $1.2 million, increase in accounts payable of $650,000 and net income of $691,000 for quarter ending June 1, 1996. Cash provided was used primarily to finance receivables which increased $5.9 million during first quarter 1996. Due to the Company's terms of sale, receivable collections are significantly higher during its second fiscal quarter, compared to collections during the first fiscal quarter. The increase in receivable collections combined with reduction in inventory purchases, usually allows the Company to reduce the amount outstanding on its short-term line of credit during the Company's second quarter.

The Company believes that internally generated funds and availability under the current line of credit, should be sufficient to support normal working capital requirements for the remainder of the fiscal year.

RESULTS OF OPERATIONS
Net sales for the first quarter of 1996 increased 35% over first quarter 1995. While first quarter 1996 bag sales remained fairly constant with first quarter 1995 at $4.4 million, sales of golf clubs increased 79% to $6.8 million in first quarter 1996, from $3.8 million in first quarter 1995.

The table below compares net sales for first quarter 1996 to first quarter 1995, by product line and market segment.

                               ($'s in millions)


                     Clubs                         Bags                          Total
        ----------------------------  ----------------------------  --------------------------
        Q1 '96    Q1 '95    % Change  Q1 '96    Q1 '95    % Change  Q1 '96    Q1'95   % Change
        --------  --------  --------  --------  --------  --------  ------   ------   --------
Pro      3.1       1.1      + 181.8%    2.5      2.5        ---      5.6     3.6      + 55.6%
Retail   3.4       2.5      +  36.0%    1.8      2.0      - 10.0%    5.2     4.5      + 15.6%
Other     .3        .2      +  50.0%     .1      ---        ---       .4      .2      +100.0%
        ----      ----      --------    ---     ----      -------   ----     ---      -------
 Total   6.8       3.8      +  78.9%    4.4      4.5      -  2.2%   11.2     8.3      + 34.9%

Page 8                                                                Form 10-Q



The Company has changed its focus from the mass merchandise market (retail), to on-course pro shops and off-course golf equipment stores, where its pro line of golf equipment yields higher margins than retail products sold to mass merchandisers. While the Company intends to maintain its share of the retail market, the shift in product mix is planned to result from growth in the pro line of golf products. The shift in product mix was particularly favorable in the first quarter of 1996. Pro product sales improved to 50% of total sales in 1996 compared to 43.3% of total sales in first quarter 1995. The most significant improvement was in club sales, where pro clubs comprised 45.6% of total club sales in first quarter 1996 compared to 28.9% in first quarter 1995. Gross profit for first quarter 1996 was $3.5 million on total net sales of $11.2 million compared to gross profit of $2.5 million on $8.3 million net sales in first quarter 1995. Gross profit as a percent of net sales improved to 31.5% in the first quarter of 1996 compared to 30.6% for the comparable period in 1995. Actual gross profit of 31.5% was reduced by unfavorable manufacturing variances in club operations of approximately $.3 million. Due to the strength of pro club sales during the first quarter above planned volume, it was necessary to air freight some raw material components and to incur additional costs in club manufacturing in order to satisfy customer demand. Had it not become necessary to incur the additional manufacturing costs, gross profit for the first quarter would have been approximately 34% of net sales.

Due to the seasonality of the golf industry, the Company's first fiscal quarter sales volume normally represents approximately 35% of its total annualized revenues.

Selling and marketing expenses increased $659,000 in the first quarter of 1996 compared to 1995. Increased expenditures for product promotion and advertising accounted for $350,000 of the increase and commissions on increased sales volume accounted for $270,000 of the increase. General and administrative expenses increased approximately $370,000 during the first quarter of 1996. Major components of the increase were in corporate promotion and public relations. Data processing costs also increased as the Company embarked on the installation of a new fully integrated computer software system including hardware upgrade. The total project, estimated at approximately $800,000, will be implemented over the next twelve months.

Other income increased $390,000 in first quarter 1996. Accrued royalty income of $250,000 based on the Cobra licensing agreement was the major component of the increase. The other major component of the increase is a $100,000 gain on the sale of the East Pocahontas, Arkansas property.

Interest expense decreased $361,000 in first quarter 1996. Cash interest payments decreased by $137,000 due to lower interest rates charged on the Company's advances under its line of credit, and lower average advance balances during the first quarter of 1996 compared to 1995. Currently interest rates on the line of credit are LIBOR plus two points (7.8125%) on the first $6.0 million, 7.1562% on the next $3.7 million and prime less .5% on advances in excess of $9.7 million.

Page 9                                                                Form 10-Q

Prime rate throughout the first quarter of 1996 was 8.25%. The interest rate on line of credit advances in first quarter 1995 was prime less .5%. Prime rate throughout first quarter of 1995 was 9%. Cash interest expense was also reduced for quarter ending June 1, 1996 due to the retirement of a $3.0 million term note in December 1995, on which approximately $65,000 interest was paid during first quarter 1995. Also, non-cash interest expense related to the amortization of subordinated notes and discounts thereon, decreased $224,000 in first quarter 1996.

Page 10                                          Form 10-Q


                       PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits -

          1.  Financial data schedule (Exhibit 27, SEC Use Only)


     (b)  Reports on Form 8-K -

          The Registrant did not file any reports on Form 8-K during the quarter ending June 1, 1996.

Page 11                                                                Form 10-Q




                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                          PROGROUP, INC.
                          ------------------------------------------------
                                           (Registrant)




                          /s/         George H. Nichols
                          ------------------------------------------------
                                      George H. Nichols
                          President and Chief Operating Officer


                          /s/         David J. Kirby
                          ------------------------------------------------
                                      David J. Kirby
                          Vice President Finance (Chief Accounting Officer)



Date  June 25, 1996
    ---------------