Form 10-Q
period 1996-08-31
ARNOLD PALMER GOLF CO
filed 1996-10-15
CIK 80397

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended   August 31, 1996       Commission File Number      0-921
                     -------------------------                      -----------

                       THE  ARNOLD PALMER GOLF COMPANY
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           Tennessee                                     62-0331019
--------------------------------------------------------------------------------
    (State of Incorporation)                (I.R.S. Employer Identification No.)

6201 Mountain View Road, Ooltewah, Tennessee                        37363
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number                              423-238-5890


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


Yes    x    .   No         .
   ---------      ---------

As of September 25, 1996, the number of shares outstanding of the issuer's common stock was 2,926,805.

                                     INDEX


                                                                          Pages
                                                                          -----
Part I.  Financial Information

         Balance Sheets - August 31, 1996 and March 2, 1996                   1

         Statements of Operations - Three and Six Months
           Ended August 31, 1996 and August 26, 1995                          2

         Statements of Cash Flows - Six Months Ended
           August 31, 1996 and August 26, 1995                                3

         Notes to Financial Statements                                    4 - 7

         Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  8 -10


Part II. Other Information                                                   11

         Signature Page                                                      12

Page 1                                                                 Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                       AUGUST 31, 1996 AND MARCH 2, 1996
                                ($ in thousands)


ASSETS
------
                                                      August 31, 1996     March 2, 1996
                                                      ---------------     -------------
                                                        (Unaudited)
Current assets:
   Cash                                                        32                 10

   Trade receivables                                        6,447              4,534
     less: allowance for doubtful accounts                   (576)              (758)
                                                           ------             ------
       Net receivables                                      5,871              3,776

   Inventories, net                                         9,698              9,896
   Current portion of note receivable                           -              1,126
   Prepaid expenses and other                                 808                759
                                                           ------             ------

     Total current assets                                  16,409             15,567

Property, plant and equipment                               3,902              3,931
     less: accumulated depreciation                        (2,692)            (2,743)
                                                           ------             ------
       Net property, plant and equipment                    1,210              1,188

Other assets:

   Investment in NBHI                                       5,000                  -
   Non-current assets of discontinued operations              265                265
   Goodwill                                                   455                 85
   Other                                                    1,622              1,455
                                                           ------             ------
                                                            7,342              1,805
                                                           ------             ------
TOTAL ASSETS                                               24,961             18,560
                                                           ======             ======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Current maturities of long-term obligations                 59                 71
   Short-term borrowings from bank                         12,046             10,096
   Accounts payable                                         2,117              1,718
   Accrued liabilities                                      2,148              2,409
                                                           ------             ------

     Total current liabilities                             16,370             14,294

Long-term obligations, net of
   current maturities                                       3,918              4,600

Redeemable preferred stock                                  5,000                  -

Stockholders' equity (deficit):
   Common stock, $.50 par value,
      10,000,000 shares authorized,
      2,926,805 and 2,634,991 shares issued
      and outstanding at August 31, 1996
      and March 2, 1996, respectively                       1,463              1,317
   Additional paid-in capital                               5,991              4,794
   Accumulated deficit                                     (7,781)            (6,445)
                                                           ------             ------

     Total stockholders' equity (deficit)                    (327)              (334)
                                                           ------             ------

TOTAL LIABILITIES & STOCK-
   HOLDERS' EQUITY (DEFICIT)                               24,961             18,560
                                                           ======             ======



 (The accompanying notes are an integral part of these financial statements.)

Page 2                                                                 Form 10-Q


                            STATEMENTS OF OPERATIONS
         THREE AND SIX MONTHS ENDED AUGUST 31, 1996 AND AUGUST 26, 1995
                                  (Unaudited)
                   ($ in thousands except per share amounts)


                                                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                               ---------------------------        --------------------------
                                                               Aug 31, 1996   Aug 26, 1995        Aug 31, 1996  Aug 26, 1995
                                                               ------------   ------------        ------------  ------------
Net sales                                                          5,688          4,837               16,918       13,089
Cost of sales                                                      4,307          3,909               11,998        9,632
                                                                  ------          -----               ------       ------

   Gross profit                                                    1,381            928                4,920        3,457

Selling and marketing expenses                                     1,748          1,083                3,723        2,399

General and administrative expenses                                  950            523                1,838        1,042
                                                                  ------          -----               ------       ------

   Income (loss) from operations                                  (1,317)          (678)                (641)          16

Other income (expense), net                                         (234)           416                  303          563
                                                                  ------          -----               ------       ------

Income (loss) before interest and income taxes                    (1,551)          (262)                (338)         579

Interest expense                                                     476            723                  998        1,606
                                                                  ------          -----               ------       ------

Income (loss) from continuing operations before income taxes      (2,027)          (985)              (1,336)      (1,027)

Provision for income taxes                                             -              -                    -            -
                                                                  ------          -----               ------       ------

Income (loss) from continuing operations                          (2,027)          (985)              (1,336)      (1,027)

Discontinued operations                                                -              -                    -          348
                                                                  ------          -----               ------       ------

Net income (loss)                                                 (2,027)          (985)              (1,336)        (679)
                                                                  ======          =====               ======       ======

Net income (loss) per share from:

         Continuing operations                                     (0.69)         (0.38)               (0.47)       (0.39)
         Discontinued operations                                       -              -                    -         0.13
                                                                  ------          -----               ------       ------

                                                                   (0.69)         (0.38)               (0.47)       (0.26)
                                                                  ======          =====               ======       ======



  (The accompanying notes are an integral part of these financial statements.)

Page 3                                                                 Form 10-Q


                            STATEMENTS OF CASH FLOWS
              SIX MONTHS ENDED AUGUST 31, 1996 AND AUGUST 26, 1995
                                  (Unaudited)
                                ($ in thousands)

                                                       August 31, 1996  August 26, 1995
                                                       ---------------  ---------------
CASH FLOWS FROM
   OPERATING ACTIVITIES:

Net loss                                                    (1,336)           (679)
Adjustments to reconcile net income to net cash
   used for operating activities -

      Depreciation and amortization                            253             482
      Gain on sale of assets                                  (100)            (30)
       Writedown of note receivable                            794               -

      Changes in operating assets and liabilities -

           Receivables                                      (1,942)          2,742
           Inventories                                         282             870
           Prepaid expenses and other                         (117)            112
           Accounts payable                                    229          (2,794)
           Accrued liabilities                                (169)           (972)
                                                            ------          ------


Net cash used for operating activities                      (2,106)           (269)
                                                            ------          ------


CASH FLOWS FROM
   INVESTING ACTIVITIES:

   Additions to property, plant and equipment                 (167)            (89)
   Proceeds from sale of property, plant & equipment           122           1,761
   Payments received on note receivable                          -           1,400
   Other                                                       258             335
                                                            ------          ------

         Net cash provided by investing activities             213           3,407
                                                            ------          ------

CASH FLOWS FROM
   FINANCING ACTIVITIES:

Net increase (decrease) in short-term
   borrowings from bank                                      1,950          (2,546)

Principal payments on long-term obligations                    (35)           (617)

                                                            ------          ------

   Net cash provided (used) by financing activities          1,915          (3,163)
                                                            ------          ------

NET CHANGE IN CASH                                              22             (25)

CASH, beginning of period                                       10              34
                                                            ------          ------

CASH, end of period                                             32               9
                                                            ======          ======

Supplemental disclosures of
   cash flow information:

Cash paid during the period for:

      Interest                                                 462             645
                                                            ======          ======


  (The accompanying notes are an integral part of these financial statements.)

Page 4                                                                 Form 10-Q

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                                     NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The quarterly financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Company's latest annual report on Form 10-K. In the opinion of management of the Company, all adjustments necessary, consisting only of normal recurring adjustments, to present fairly (1) the financial position of The Arnold Palmer Golf Company as of August 31, 1996; (2) the results of its operations and its cash flows for the six months ended August 31, 1996 and August 26, 1995; and (3) the results of its operations for the three months ended August 31, 1996 and August 26, 1995, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

Reference is also made to the Company's annual report on Form 10-K for the fiscal year ended March 2, 1996, for a discussion of the Company's significant accounting policies.


                                    NOTE 2
INCOME TAXES:

The Company has federal tax loss carryforwards of approximately $23.8 million at March 2, 1996. There was no current income tax provision or benefit recorded during the six months ending August 31, 1996 due to the losses sustained by the Company.

Page 5                                                                 Form 10-Q

                                     NOTE 3

SHORT-TERM BORROWINGS:

Short-term borrowings consist of advances under a $15.0 million line of credit with a bank which matures on February 28, 1997. There are no financial covenants under the line of credit, which is unconditionally guaranteed by a significant shareholder and director of the Company (the "Guarantor"). Advances under the line of credit bear interest at LIBOR plus 2 points (7.437% at August 31, 1996) on the first $6 million outstanding, 7.844% on the next $3.7 million outstanding, and 7.656% on the next $1.0 million outstanding. Outstanding amounts in excess of $10.7 million bear interest at the prime rate less .50% (7.75% at August 31, 1996). At August 31, 1996, $12.0 million was outstanding under the line of credit.

As consideration to the Guarantor for the January 1995 guarantee of the Company's previous line of credit, the Company issued an $850,000 convertible subordinated note and a warrant to purchase up to 390,000 common shares of the Company. Additionally, the Guarantor was given preemptive rights through January 27, 2000, with respect to future issuances by the Company sufficient to enable the Guarantor to maintain his fully diluted common stock ownership percentage. The $850,000 subordinated note plus accrued interest was converted to 191,814 shares of common stock in April 1996.

                                     NOTE 4

NET INCOME (LOSS) PER COMMON SHARE:

The computation of net income (loss) per common share and common equivalent share is based on the monthly weighted average number of common shares outstanding during the period after adding common stock equivalents (stock options) having a dilutive effect.


                                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                            -----------------------------      -----------------------------
                                            AUG 31, 1996     AUG 26, 1995      AUG 31, 1996     AUG 26, 1995
                                            ------------     ------------      ------------     ------------
Weighted average number of
  common shares outstanding                   2,926,805        2,624,991         2,839,918        2,603,963

Effect of assumed exercise of
 stock options (where dilutive)                      --               --                --               --
                                              ---------        ---------         ---------        ---------

Weighted average common and common
 equivalent shares outstanding                2,926,805        2,624,991         2,839,918        2,603,963
                                              =========        =========         =========        =========

Page 6                                                                 Form 10-Q


                                    NOTE 5
INVENTORIES:

Inventories as of August 31, 1996 and March 2, 1996, were as follows (in thousands):

                                   August 31, 1996           March 2, 1996
                                   ---------------           -------------
Inventories:
   Raw materials                        $ 4,851                  $ 4,270
   Work-in-process                          374                      372
   Finished goods                         4,473                    5,254
                                        -------                  -------
                                        $ 9,698                  $ 9,896
                                        =======                  =======


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

The Notes have a stated interest rate of 6% and all principal and unpaid interest is due November 3, 1999. Interest payments through December 31, 1995 were deferred at the option of the Company. Certain interest payments continue to be deferred at the option of the Note holders. The Notes are subordinated to all senior indebtedness and are included in long-term obligations in the accompanying balance sheet at August 31, 1996.

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

Page 7                                                                 Form 10-Q


                                    NOTE 7

INVESTMENT IN NEVADA BOB'S HOLDINGS, INC./ISSUANCE OF PREFERRED STOCK:

In August 1996, the Company purchased 625,000 mandatorily redeemable, convertible shares of Series D Preferred Stock ("Series D Shares") of Nevada Bob's Holdings, Inc. ("NBHI") for $5.0 million. The shares are convertible to common shares at any time at the currently effective conversion rate (as defined). If the Series D Shares are not converted to common shares of NBHI by August 21, 2000, NBHI shall redeem 33 1/3% of the shares annually over a three year period at $12.00 per share plus unpaid dividends. This investment is classified as held-to-maturity and is accounted for using the cost method of accounting.

To fund this investment, the Company issued 833,333 shares of its Series NB Preferred Stock ("NB Shares") to a substantial shareholder and director. The NB Shares have a stated value of $6 per share and are convertible at any time to common stock on a one to one ratio. The NB Shares are entitled to cumulative dividends equal to 30% of the earnings realized by the Company from its investment in NBHI's Series D Shares. The NB Shares shall have a preference in liquidation of $5.0 million plus accumulated dividends and are required to be redeemed upon redemption or sale of the Series D Shares of NBHI.

                                    NOTE 8

IMPAIRMENT OF NOTE RECEIVABLE:

The Company's $1.1 million note receivable from the purchaser of the Duckster apparel division was scheduled for repayment October 10, 1996. The payment was not made and the Company is in negotiations with the holder of the note regarding this delinquent obligation. In lieu of payment, the holder has offered to turn over certain manufacturing equipment to the Company which the Company believes has a fair value of approximately $400,000. No agreement regarding the compromise of the obligation has been reached. Due to the uncertainty of the realization of the note, the Company has established a reserve for $800,000. The net value expected to be realized is included in other non-current assets in the accompanying balance sheet.

Page 8                                                                 Form 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

For purposes of this Form 10-Q, second quarter 1996 relates to the quarter ended August 31, 1996, while second quarter 1995 relates to the quarter ended August 26, 1995.

The Company had working capital on August 31, 1996 of $39,000 and a current ratio of one to one. This compares to working capital of $1.3 million as of fiscal year end March 2, 1996 and $2.1 million as of first quarter ending June 1, 1996. Included in working capital at year end March 2, 1996 was a current note receivable from DeLong Sportswear in the amount of $1.1 million plus accrued interest as the final payment for its purchase of the Company's Duckster apparel division. Maturity on the principal and accrued interest was October 10, 1996. Subsequent to the quarter ending August 31, 1996, the Company was informed that DeLong Sportswear would not be able to meet its obligation with respect to the note at the date of maturity. In lieu of payment, DeLong has offered to transfer certain manufacturing equipment to the Company which carries a fair market value of approximately $0.4 million. The Company thus established a reserve as of quarter ending August 31, 1996 for the remaining $0.8 million, although no agreement with DeLong regarding a compromise of its obligation to the Company has yet been reached. The principal amount of the DeLong note plus accrued interest is shown net of the reserve in other non-current assets in the accompanying balance sheet.

Cash was generated primarily from a $3.8 million reduction in accounts receivable during the Company's second quarter of 1996. The cash generated was used to finance a second quarter increase in inventory of $1.0 million, reduce short-term borrowings and accounts payable by $1.6 million, and to fund second quarter 1996 operating losses of $2.0 million.

The Company believes that receivable collections and availability under the current $15 million line of credit will be sufficient to support normal working capital requirements for the remainder of the fiscal year. However, the Company anticipates the need for additional financing for working capital purposes during the first quarter of the fiscal year ending September 30, 1997. The Company expects such working capital requirements to be met through a temporary increase in its existing line of credit.

RESULTS OF OPERATIONS

The tables below show sales performance by product line and market segment for the second quarter of 1996 and year to date through the second quarter of 1996, compared to the same periods in 1995.

Page 9                                                                 Form 10-Q

                             Sales By Product Line
                               ($'s in millions)

                                                2nd Qtr                                         YTD
                                    ------------------------------                 -------------------------------
                                    1996         1995     % Change                 1996         1995      % Change
                                    ------------------------------                 -------------------------------
         Clubs                       2.8         2.2        + 27.3                   9.5         5.9        + 61.0
         Bags                        2.5         2.5            --                   6.8         7.0         - 2.9
         Outlet                      0.2         0.1        +100.0                   0.3         0.2        + 50.0
         Other                       0.2          --            --                   0.3          --            --
                                    ------------------------------                 -------------------------------
         Total                       5.7         4.8        + 18.8                  16.9        13.1        + 29.0
                                    ------------------------------                 -------------------------------

                            Sales By Market Segment
                               ($'s in millions)

                                                2nd Qtr                                         YTD
                                    ------------------------------                 -------------------------------
                                    1996         1995     % Change                 1996         1995      % Change
                                    ------------------------------                 -------------------------------
         Pro                         3.0         2.3        + 30.4                   8.8         6.0        + 46.7
         Retail                      2.3         2.4        -  4.2                   7.5         6.9        +  8.7
         Outlet                      0.2         0.1        +100.0                   0.3         0.2        + 50.0
         Other                       0.2          --            --                   0.3          --            --
                                     -----------------------------                  ------------------------------
         Total                       5.7         4.8        + 18.8                  16.9        13.1        + 29.0
                                     -----------------------------                  ------------------------------

Club sales continued its strong performance during the second quarter of 1996 with a 27.3% increase over the second quarter of 1995. Year to date pro club sales were $4.4 million, an increase of 139.9% over second quarter 1995 year to date. Year to date club sales to the retail market increased 21.6% through second quarter 1996. Although year to date total bag sales were down slightly from $7.0 million in 1995 to $6.8 million in 1996, pro bag sales increased 5.7% to $4.3 million for the six months ending August 31, 1996, from $4.1 million for the same period in 1995. Retail bag sales decreased to $2.4 million for the six months ending August 31, 1996 from $3.0 million for the comparable period in 1995. Sales of pro line golf equipment represented 52.1% of the Company's total sales for the six months ended August 31, 1996, as the Company continues to focus its growth in the pro line of products sold to on-course pro shops and off-course golf equipment stores. For the comparable six month period in 1995, pro line golf equipment represented 45.8% of the Company's total sales. The more favorable product mix is reflected in the Company's gross profit for the second quarter and six months ending August 31, 1996.
Gross profit for the second quarter of 1996 was 24.3% compared to 19.2% for the second quarter of 1995. Gross profit for the six months ending August 31, 1996 was $4.9 million, or 29.1% on total sales of $16.9 million. For the comparable six months period of 1995, gross profit was $3.5 million on $13.1 million in net sales, or 26.4%.

Page 10                                                                Form 10-Q


Selling, marketing, and general and administrative expenses for the second quarter of 1996 increased $1.1 million over the second quarter of 1995, and increased $2.1 million for the six months period ending August 31, 1996 over the comparable six months period in 1995. The current year increase is in line with the Company's planned expenditures for this time period. In addition to increased sales commissions and royalty expenses due to the current year's sales growth, promotional and advertising and other selling expenses, primarily in sales management, increased approximately $1.0 million for the six months ending August 31, 1996 over the six months ending August 26, 1995. Increased expenditures in general and administrative expenses is due primarily to training and implementation expenses, as the Company continues to move forward with replacing its information systems with new software and hardware upgrades.

Other income for the quarter ending August 31, 1996 includes a charge of $0.8 million for the reserve established relative to the DeLong note receivable previously discussed in this Form 10-Q. The decrease in interest expense for the second quarter of 1996 and the six months ending August 31, 1996, was due primarily to reductions in non-cash interest expense related to the conversion of subordinated notes and the exercise of stock purchase warrants.

Page 11                                                                Form 10-Q


                          PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits -

               See Exhibit Index on page 13 of this Form 10-Q.

         (b)   Reports on Form 8-K -

                 The Registrant filed a report on Form 8-K dated July 15, 1996 regarding the name change of the Company from "ProGroup, Inc." to "The Arnold Palmer Golf Company".

                 The Registrant filed a report on Form 8-K dated August 23, 1996 regarding its purchase of 625,0000 shares of Series D Preferred Stock of Nevada Bob's Holdings, Inc. ("Nevada Bob's") for $5 million, and its sale of 833,333 shares of its Series NB Preferred Stock to a substantial shareholder and director for $5 million, which was utilized to purchase the Nevada Bob's Preferred Stock.

Page 12                                                                Form 10-Q


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             THE ARNOLD PALMER GOLF COMPANY
                                        ----------------------------------------
                                                      (Registrant)


                                        /s/  George H. Nichols
                                        ----------------------------------------
                                             George H. Nichols
                                        President and Chief Operating Officer


                                        /s/  David J. Kirby
                                        ----------------------------------------
                                             David J. Kirby
                                        Vice President Finance
                                        (Chief Accounting Officer)



Date    October 14, 1996
    ----------------------

Page 13                                                                Form 10-Q


                                 Exhibit Index


Exhibit
Number                            Description

  3.1 Articles of Amendment to the Restated Charter of ProGroup, Inc. dated July 15, 1996.

  3.2 Articles of Amendment to the Restated Charter of The Arnold Palmer Golf Company dated August 16, 1996.

 10.1 Purchase/Sale Agreement and Bill of Sale by and between National Golf Suppliers, Inc. and the Company dated June 28, 1996.

 10.2 Marketing and Distribution Agreement by and between Nevada Bob's Pro Shop, Inc. and the Company dated August 21, 1996.

 10.3 Sublicense Agreement by and between Nevada Bob's Pro Shop, Inc. and the Company dated August 21, 1996.

 10.4 Series D Preferred Stock Purchase Agreement by and between Nevada Bob's Holdings, Inc. and the Company dated August 21, 1996.

 10.5 Investor Rights Agreement by and between Nevada Bob's Holdings, Inc. and the Company dated August 21, 1996.

 27              Financial Data Schedule.