Form 10-KT
period 1996-09-30
ARNOLD PALMER GOLF CO
filed 1997-01-07
CIK 80397

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

              Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

      For the Transition Period from March 3, 1996 to September 30, 1996
                          Commission File No. 0-921

                        THE ARNOLD PALMER GOLF COMPANY
            (Exact name of registrant as specified in its charter)

   Tennessee                                             062-0331019
-------------------------------------------------------------------------------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                           Identification Number)

6201 Mountain View Road, Ooltewah, TN                                     37363
-------------------------------------------------------------------------------
Registrant's telephone number, (including area code)            (423) 238-5890
                                                               ----------------

Securities registered pursuant to Section 12(b) of the Act:

                                     None
                               ---------------
                               (Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock - par value
                                $.50 per share
                           ------------------------
                               (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  X Yes       No
                                          ---       ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [     ]
                               ---

         As of December 18, 1996, the aggregate market value of the voting stock held by non-affiliates was approximately $9,921,000 (based on the Common Stock closing price on that date of $4.875 per share).

         As of December 18, 1996, 833,333 shares of Series NB Preferred Stock and 2,926,805 shares of Common Stock were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

         Specified portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held February 20, 1997, are incorporated by reference into Part III of this Form 10-K. Other documents incorporated by reference in this report are listed in the Exhibit Index.

                                     PART I

Item 1.           Business

General

The Arnold Palmer Golf Company ("APGC" or the "Company") was incorporated in Tennessee in 1932 and began operations as the Professional Golf Co., Inc. In 1966 it merged with First Flight Co. and in 1975 changed its name to ProGroup, Inc. In July 1996, the Company changed its name to The Arnold Palmer Golf Company. APGC manufactures, markets and distributes a full line of golf products, including Arnold Palmer and First Flight golf equipment, and Hot-Z golf bags and luggage. APGC owns, subject to certain exceptions, the exclusive worldwide right to the Arnold Palmer trade name in connection with the Company's manufacture, sale and distribution of golf products. For purposes of this report, "the 1996 transition period" and "fiscal 1996, 1995, and 1994" refer to the seven-month period ended September 30, 1996 and the fiscal years ended March 2, 1996, February 25, 1995 and February 26, 1994, respectively.

Developments During the 1996 Transition Period

Effective March 3, 1996, the Company changed its fiscal year end to September 30 from the Saturday closest to the end of February. Accordingly, the September 30, 1996 operating results of the Company are for a seven-month period. At the July 15, 1996 shareholders meeting, the shareholders approved an amendment to the Company's charter changing the name of the Company from ProGroup, Inc. to The Arnold Palmer Golf Company. In August 1996, the Company purchased 625,000 shares of Series D Preferred Stock of Nevada Bob's Holdings, Inc. for $5.0 million. To fund this investment, the Company issued 833,333 shares of its Series NB Preferred Stock to a substantial shareholder and director of the Company.

Principal Products

The Company manufactures and markets golf clubs, golf bags, golf accessories and luggage.

Markets

The principal market for the products sold by the Company is the United States. Foreign sales were negligible during the 1996 transition period. Certain golf equipment is manufactured and distributed on a contract basis to other wholesalers. Branded golf products are sold to pro shops and retailers.

Methods of Distribution

The Company's products are sold through separate and distinct trade channels: golf courses and resorts; golf shops not affiliated with golf courses; major retailers; and special markets. In connection with the sale of the Company's apparel operations in May 1995, the buyer employed the sales representatives and sales management personnel previously employed by the Company and the Company entered into a three year agreement with the buyer to provide sales representation services with regard to its Hot-Z and Palmer products. Subsequent to the end of the 1996 transition period, the buyer defaulted on payment of the final installment of the promissory note issued in conjunction with the sale of the apparel operations. As a result, the Company was released from the sales representation agreement, has hired additional sales management personnel, and certain of its former sales representatives again became employees of the Company. Accordingly, the Company has resumed the distribution of its Hot-Z and Palmer products.

Sources of Supplies or Raw Materials

The Company's major sources of supplies or raw materials are as follows:

Source                                  Raw Material

Mortex International Limited            Bag Material/Hardware
C-K Plastics                            Bag Molded Tops and Bottoms
Summit/Intro-Union Trading Limited      Iron Heads, Metal Wood Heads
Exel                                    Shafts

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

The License Agreement grants to the Company an exclusive worldwide right, subject to certain exceptions, to use words or symbols, photographic representations, images, likenesses or endorsements of Palmer in connection with the Company's manufacture, sale and distribution of golf products. The Company also has the right under the License Agreement to sublicense to third parties the right to use the licensed trademarks. The License Agreement also gives the Company the right to acquire the use of the Palmer identification in connection with the manufacture, sale and distribution of certain other products upon the termination of certain licensing arrangements with third party licensees. In exchange for the grant of such license, the Company pays Enterprises as a royalty a specified percentage of net sales of each different product category. The Company also pays a minimum annual royalty regardless of the royalty amount determined as a percentage of product sales. The License Agreement also sets forth the manner in which the Company and Enterprises divide sublicensing royalties. In addition to the foregoing, the License Agreement contains provisions relative to the appearances of Palmer to promote the licensed products and product usage by Palmer.

During the 1996 transition period, the Company negotiated an extension of the License Agreement through March 1, 2007.

Seasonal Business

Golf equipment manufactured and marketed by the Company is largely for warm weather recreation. The spring quarter of the Company's fiscal year is the start of the golf season and typically the Company's sales are at their highest level of the year. Sales for the summer quarter consist largely of reorders, to fill in customer service levels. The fall and winter quarters generate a lower level of sales.

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

Customers

The Company's three largest customers, Sears, Roebuck and Company, Kmart Corporation, and Wal-Mart Stores, Inc., accounted for 10%, 9% and 7%, respectively, of the Company's total sales during the 1996 transition period.

Backlogs

With regard to continuing operations, the Company's backlog of unshipped orders was approximately $2,115,000 on September 30, 1996, and approximately $4,749,000 on March 2, 1996.

Government Contracts

No material portion of the Company's business is subject to renegotiation of profits on termination of contracts or subcontracts at the election of the Government.

Competitive Conditions

The Company principally competes through customer service, pricing and the quality of the products sold. One negative factor pertaining to the competitive position of the Company is that the number of suppliers for raw materials such as shafts and club heads for making golf clubs is limited. Another negative factor is the proliferation of competitive products available resulting in keen price competition in the golf industry. Among the Company's competitors are numerous companies that have substantially greater financial resources, manufacturing capabilities, and larger design, sales and marketing staffs than the Company.

Research

No material amount was spent by the Company during the 1996 transition period, fiscal 1996, 1995, or 1994 on Company-sponsored research and development activities. No material amount was spent in such years on customer-sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques.

Environmental Matters

Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not expected to have any material adverse effect upon the capital expenditures, earnings or competitive position of the Company.

Employees

The Company employed 245 people as of September 30, 1996.

Operations and Sales to Foreign Countries

The Company markets its products on a limited basis in foreign countries. The revenue derived from such foreign sales was less than 1% of net sales for the 1996 transition period, fiscal 1996, 1995 and 1994. Foreign sales are not expected to be material during the 1997 fiscal year ending September 30, 1997.

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

         (c) 2100 West Fifth Street, Lumberton, North Carolina, is an owned facility consisting of a building of brick and frame structure containing 66,000 square feet. This facility is idle and currently for sale.

         (d) 1512 Sholar Avenue, Chattanooga, Tennessee, is a leased building of cinder block and concrete construction containing 47,400 square feet. This building is used for manufacturing golf clubs, warehousing and shipping.

         (e) 195 Highway 62 West, Pocahontas, Arkansas, is a leased building of cinder block and concrete construction containing 52,345 square feet. This building is used for warehousing and shipping.

         (f) 300 Tanger Boulevard, Suite 405, Branson, Missouri, is a leased unit in a building of cinder block and concrete construction, said unit containing 2,900 square feet. This facility is used for retail sales.

         (g) 3300 Ruckriegel Parkway, Louisville, Kentucky, is a leased building of cinder block and concrete construction containing approximately 4,600 square feet. This building is used to house the administrative offices of the Company's National Golf Suppliers division.

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

On May 21, 1996, Mr. Wenz amended his complaint by adding Time, Inc., the publisher of Fortune magazine, as an additional defendant in the lawsuit. The cause of action alleged against Time, Inc. is also for defamation per se, arises out of the same June 12, 1995 article, and also seeks compensatory damages of at least $10 million.

On April 15, 1996, Mr. Becker filed his answer to the original complaint. The answer denied all allegations of wrongdoing and set forth 15 affirmative defenses. On June 11, 1996, Mr. Becker filed his answer to the amended complaint, repeating his denials of all wrongdoing and repeating the 15 affirmative defenses. On or about June 12, 1996, Time, Inc. filed its answer, also denying all wrongdoing, and setting forth nine affirmative defenses.

As of this date, only limited discovery has taken place and no trial date has been set. Accordingly, it is premature to speculate upon the ultimate resolution or outcome of the lawsuit. Mr. Becker intends to defend the suit vigorously.

The Company is also involved in litigation with Richard E. Wenz, former President and Chief Executive Officer of the Company, in which Mr. Wenz has alleged the Company has breached the terms of Mr. Wenz's employment agreement and separation agreement with the Company. The Company does not expect the resolution of the suit to have a material adverse effect on the operating or financial condition of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted during the last quarter of the 1996 transition period to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Company's Common Stock and Related Security Holder
        Matters.

MARKET PRICES

The Company's common shares trade on The Nasdaq Stock Market under the symbol "APGC." Based upon transfer agent records, the Company's common shares were held by approximately 1,600 shareholders as of December 18, 1996.

A quarterly summary of the high and low market prices per common share for the 1996 transition period and fiscal 1996 and 1995 as reported by Nasdaq is shown below:

                    1996 Transition Period        Fiscal 1996       Fiscal 1995
                    ----------------------      --------------    --------------
Quarter Ended:       High            Low         High     Low      High     Low
                    ------          ------      -----    -----    ------   -----
  May               $6.125          $4.250      $8.50    $5.00    $13.75   $9.50
  August             7.500           4.625       5.75     3.75     10.25    5.75
  November*          6.625           5.500       6.00     3.50     10.25    5.50
  February          n/a             n/a          6.50     3.75      9.00    5.75

*Due to the change in year end to September 30, 1996, the quarter ended November for the 1996 transition period includes only the month of September.

DIVIDENDS

Payment of dividends is at the discretion of the Company's Board of Directors and depends, among other factors, on earnings, capital requirements for planned growth and the operating and fiscal condition of the Company. No dividends were paid during the 1996 transition period, fiscal 1996 and fiscal 1995.

Item 6. Selected Financial Data.


                                           1996                     Fiscal Year Ended                                1992
                                         Transition  -------------------------------------------------------      Transition
                                           Period       1996         1995       1994        1993        1991        Period
                                           ------       ----         ----       ----        ----        ----        ------
                                                             (In Thousands, Except Per Share Amounts)
Statement of Operations Information:

    Net sales                             $ 18,456    $ 21,185    $ 24,621    $ 24,726    $ 18,697    $ 18,623    $  4,425

    Net loss from continuing operations   $ (2,294)   $ (5,625)   $ (9,460)   $ (1,054)   $ (1,016)   $   (702)   $ (2,617)

Balance Sheet Information:

    Total assets                          $ 24,934    $ 18,560    $ 31,271    $ 40,258    $ 36,435    $ 27,275    $ 25,060

    Long-term obligations and
       redeemable preferred stock         $ 20,996    $  4,671    $  7,473    $  3,621    $    572    $  2,409    $    651

Per Common Share Data:

    Net loss per share from continuing
       operations                         $   (.80)   $  (2.15)   $  (3.73)   $   (.42)   $   (.42)   $   (.30)   $  (1.11)

    Dividends per share                   $      0    $      0    $      0    $      0    $      0    $    .10    $      0

    Common shares outstanding at end of
       period                                2,927       2,635       2,539       2,537       2,517       2,353       2,353

The Company changed its fiscal year end from one ending on the Saturday closest to the end of February to one ending September 30, effective September 30, 1996. Therefore, the 1996 transition period relates to the seven-month period ended September 30, 1996. Selected financial data for fiscal 1996, 1995, 1994, and 1993 relates to the years ended March 2, 1996, February 25, 1995, February 26, 1994, and February 27, 1993, while fiscal 1991 relates to the year ended September 28, 1991. The 1992 transition period relates to the five-month period ended February 22, 1992 which occurred when the Company changed its fiscal year end from one ending on the Saturday closest to the end of September to February 22.

In May 1995, the Company sold its Duckster apparel line of business. The results of discontinued operations have been reported separately from the results of continuing operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition

Subsequent to September 30, 1996, the Company entered a new financing arrangement which converted $12.0 million of the Company's borrowings on its line of credit to a long term note. As a result, as of September 30, 1996 the Company had working capital of $10.7 million and a current ratio of three to one. This compares to working capital of $1.3 million as of fiscal year end March 2, 1996.

Borrowings under the Company's $15 million line of credit increased $2.7 million during the 1996 transition period. The increase in borrowings was necessary to fund the increase in accounts receivable of $1.8 million and the Company's net loss of $2.3 million for the transition period. The Company generally relies upon internally generated cash and short-term borrowings to satisfy working capital and capital expenditure requirements. Borrowings under the Company's line of credit as of September 30, 1996 were $12.8 million. Generally, borrowings under the line increase from December to April because the Company builds inventory through the winter to support its spring shipping season, and certain fall and winter sales programs offer extended repayment terms to May.

Subsequent to September 30, 1996 the Company agreed to terms with a bank which, effective December 30, 1996, converted $12 million of the current revolver debt to a three year unsecured term loan with a maturity date of December 31, 1999. The unsecured term loan will bear interest at the fixed rate of 8.25% with interest payable monthly in arrears.

In addition to converting $12 million of existing indebtedness to a three year term loan, the bank will also provide an unsecured revolving credit facility of $12 million, which will mature on December 29, 1997. At the option of the borrower, this revolving credit facility will bear interest at prime minus 0.50% or one, two or three month LIBOR plus 2.0%. Both the long term loan and revolving credit facility require no financial covenants, and are unconditionally guaranteed by a major shareholder and director (the "Guarantor"). The Company anticipates that this new financing arrangement totaling $24 million will satisfy working capital and capital expenditure requirements through 1997. Prior to the effective date of this $24 million financing arrangement, the Company entered into a $1.1 million promissory note with the Guarantor to provide short-term funding until the effective date of the new $24 million arrangement. The Company expects to repay the $1.1 million no later than January 31, 1997, the maturity date of the promissory note. The Company's Board of Directors is considering appropriate compensation to be paid to the Guarantor in consideration of his guarantee of the new credit facility.

Results of Operations

Comparison of the Seven-Month Periods Ended September 30, 1996 and September 30, 1995

For purposes of this Form 10-K, the 1996 transition period covers the seven month period beginning March 3, 1996 and ending September 30, 1996. This transition period resulted from the Company changing its fiscal year end from the Saturday closest to the end of February, to September 30, as approved by a vote of the Board of Directors on July 14, 1996.

Net sales from continuing operations for the seven month transition period ending September 30, 1996, increased $3.7 million or 25.0% compared to the same period in 1995. As shown in the table below, the Company's significant growth was in golf club sales, which increased $3.9 million to $10.0 million, and accounted for 54.0% of the Company's total net sales for the 1996 transition period.


                              Sales By Product Line
                              ---------------------
                                ($'s in millions)


                        Seven Months Ended September
                        ----------------------------

                          1996              1995              % Change
                          ----              ----              --------
Clubs                    $ 10.0            $  6.1             +  63.9%
Bags                        7.3               8.1             -   9.9%
Outlet                       .6                .4             +  50.0%
Other                        .6                .2             + 200.0%
                          -----             -----            --------
Total                    $ 18.5            $ 14.8             +  25.0%
                          -----             -----            --------

                             Sales By Market Segment
                             ----------------------
                                ($'s in millions)


                         Seven Months Ended September
                         ----------------------------
                          1996              1995              % Change
                          ----              ----              --------
Pro                     $  9.6            $  6.8             +  41.2%
Retail                     7.7               7.4             +   4.1%
Outlet                      .6                .4             +  50.0%
Other                       .6                .2             + 200.0%
                         -----             -----            --------
Total                   $ 18.5            $ 14.8             +  25.0%
                         -----             -----            --------

The decrease in bag sales of $.8 million is attributable to a decline in retail bag sales of 26.5% from 1995 sales of $3.4 million. Pro bag sales were $4.8 million compared to $4.7 million in 1995.

The most favorable sales increase for the Company was a $2.8 million increase in its pro business segment, which increased to $9.6 million in the 1996 transition period from $6.8 million in 1995. Essentially all the increase in the pro business segment was in golf club sales. The increase in club sales was primarily in the off-course golf equipment stores. Pro sales accounted for 51.9% of the Company's total sales in the 1996 transition period compared to 45.9% in the comparable 1995 period. Net margins on total sales increased to 27.9% compared to 25.5% in 1995, which is attributable to the more favorable product mix and higher margins in pro clubs. While total bag net margins remained constant with prior year at 28.8%, total club margins increased to 32.3% compared to 29.7% in 1995. A decrease in retail club margins to 28.1% in 1996 from 32.2% in 1995, was offset by a significant increase in pro club margins of 40.0% in 1996, compared to 29.4% in 1995.

Selling and marketing expenses increased $1.7 million for the 1996 transition period. A substantial portion of the increase was in advertising and promotion, as the Company was not investing significant resources in this area in the prior year. Additionally, commission and royalty expenses were greater than prior year due to sales growth. General and administrative expenses increased $1.2 million over 1995. The increase was primarily due to expenditures relative to the Company's ongoing training and implementation of its new fully integrated management information system, public relations expenses and an increase in legal expenses due to the acquisition of National Golf Suppliers, the Company's investment in Nevada Bob's Holdings, Inc. and continued legal expenses related to litigation between the Company and its former President and Chief Executive Officer.

Interest expense decreased 38.8% to $1.1 million for the 1996 transition period. This was due to a decrease in non-cash interest expense relating to amortization of the Company's subordinated debt discount and subordinated notes. Interest expense was also reduced due to the sale of certain properties and the retirement of related debt.

Other income for the 1996 transition period increased approximately $0.8 million over the same prior year period, most of which was royalty income from the Company's licensing agreement for its patented hosel design (PHD) technology.
In the 1996 transition period, the Company also recognized $0.2 million in other income related to the increase in the net pension asset recognized on the balance sheet. None was recognized in the seven months ending September 30, 1995.

The Company recorded a $.9 million charge against other income for the 1996 transition period. The Company was due to receive $1.2 million on October 10, 1996, as final payment for the sale of its Duckster apparel division to DeLong Sportswear. In September 1996, the Company became aware that DeLong Sportswear would default on the $1.2 million payment, and in lieu of payment accepted manufacturing equipment, certain apparel items and other consideration beneficial for the Company with a fair market value of approximately $0.3 million. The charge against other income reflects the writedown of the note plus accrued interest to $0.3 million.

Due to operating losses for the 1996 transition period, no tax provision was necessary.

Comparison of Years Ended March 2, 1996, and February 25, 1995

Net sales from continuing operations for fiscal year 1996 decreased by $3.4 million, to $21.2 million, compared with fiscal year 1995. Club sales decreased $2.4 million or 19.6% for fiscal year 1996 compared to fiscal year 1995. The decrease in club sales was attributable primarily to the retail line of golf equipment, due to a decrease in demand for these products from mass merchandisers during fiscal 1996. Pro club sales were relatively unchanged from fiscal 1995. Sales of golf bags decreased approximately $1.0 million in fiscal 1996 compared to fiscal 1995. The decrease in bag sales was primarily in our pro line, which is sold to on-course golf shops and off-course golf equipment stores. In early fiscal 1996, the decision was made by former management to import a greater portion of our pro bag line. The features and quality of the imported bags were not consistent with the bags historically manufactured by the Company. As a result, the bags were not well received in the market place, thus the decline in the pro segment of our bag line. During the latter part of fiscal 1996, the Company returned to domestic production of its high end pro bags. Gross profit as a percent of net sales increased to 15.1% from 13.1% in fiscal 1995. The increase resulted primarily from reductions in manufacturing variances. Losses from continuing operations were $5.6 million on net sales of $21.2 million in fiscal 1996, compared to losses from continuing operations of $9.5 million on net sales of $24.6 million in fiscal 1995.

Selling expenses decreased by $1.8 million or 28.4% for fiscal year 1996 compared to the previous year. When the Company sold its Duckster apparel division in May 1995, the sales force became employees of DeLong Sportswear. However, through a sales representative agreement between DeLong Sportswear and the Company, they continued to sell the Company's pro line of golf clubs and bags with compensation being on a commission basis. The result for the Company was substantially reduced expenses for salaries and fringe benefits. Other selling expenses such as royalties, were less due to reduced sales volume in fiscal 1996. Additionally, lower expenditures for advertising and promotions were factors in the decrease in selling expenses.

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

Other income increased $1.1 million in fiscal year 1996 compared to fiscal year 1995. Royalty income increased by $0.4 million, gain on asset dispositions increased $0.4 million, and the Company reported $0.1 million of rental income during fiscal 1996.

Due to operating losses for fiscal 1996, no tax provision was necessary.

Comparison of Years Ended February 25, 1995, and February 26, 1994

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

Impact of Inflation and Changing Prices

Management believes that the impact of inflation and other changes in prices during the 1996 transition period and fiscal 1996, 1995 and 1994 had no material effect on the Company's financial condition or operating results.

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements and Schedules

         Report of Independent Public Accountants

         Balance Sheets as of September 30, 1996, March 2, 1996, and February 25, 1995

         Statements of Operations for the Seven-Month Period Ended September 30, 1996 and the Years Ended March 2, 1996, February 25, 1995, and
         February 26, 1994

         Statements of Stockholders' Equity (Deficit) for the
         Seven-Month Period Ended September 30, 1996 and the Years Ended March 2, 1996, February 25, 1995, and February 26, 1994.

         Statements of Cash Flows for the Seven-Month Period Ended September 30, 1996 and the Years Ended March 2, 1996, February 25, 1995, and
         February 26, 1994.

         Notes to Financial Statements

         Financial Statement Schedules
           See Part IV, Item 14(a)2

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
Stockholders of The Arnold Palmer Golf Company:

We have audited the accompanying balance sheets of THE ARNOLD PALMER GOLF COMPANY (a Tennessee corporation) as of September 30, 1996, March 2, 1996, and February 25, 1995, and the related statements of operations, stockholders' equity (deficit) and cash flows for the seven-month period ended September 30, 1996, and the years ended March 2, 1996, February 25, 1995, and February 26, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Arnold Palmer Golf Company as of September 30, 1996, March 2, 1996, and February 25, 1995, and the results of its operations and its cash flows for the seven-month period ended September 30, 1996 and the years ended March 2, 1996, February 25, 1995, and February 26, 1994, in conformity with generally accepted accounting principles.

                               ARTHUR ANDERSEN LLP

Chattanooga, Tennessee
January 3, 1997

                         THE ARNOLD PALMER GOLF COMPANY

                                      F/K/A

                                 PROGROUP, INC.

                                 BALANCE SHEETS

            SEPTEMBER 30, 1996, MARCH 2, 1996, AND FEBRUARY 25, 1995

                             (DOLLARS IN THOUSANDS)

                                                                     September 30,   March 2,   February 25,
                          ASSETS                                        1996          1996          1995
------------------------------------------------------               ------------    -------    ------------
CURRENT ASSETS:
    Cash                                                               $    47       $    10       $    34
    Accounts receivable, less allowance for doubtful
       accounts of $720, $758, and $1,049 at
       September 30, 1996, March 2, 1996, and
       February 25, 1995, respectively                                   5,630         3,776         7,184
    Note receivable from sale of Duckster                                    0         1,126             0
    Inventories                                                          9,491         9,896        15,101
    Prepaid expenses and other                                             913           759           478
                                                                       -------       -------       -------
                 Total current assets                                   16,081        15,567        22,797
                                                                       -------       -------       -------

PROPERTY, PLANT, AND EQUIPMENT, NET                                      1,445         1,188         3,778
                                                                       -------       -------       -------

OTHER ASSETS:
    Investment in Nevada Bob's Holdings, Inc.                            5,000             0             0
    Non-current assets of discontinued operations                          271           265         2,423
    Goodwill                                                               532            85            85
    Other                                                                1,605         1,455         2,188
                                                                       -------       -------       -------
                 Total other assets                                      7,408         1,805         4,696
                                                                       -------       -------       -------
                                                                       $24,934       $18,560       $31,271
                                                                       =======       =======       =======



   The accompanying notes are an integral part of these financial statements.

                         THE ARNOLD PALMER GOLF COMPANY

                                      F/K/A

                                 PROGROUP, INC.

                                 BALANCE SHEETS

            SEPTEMBER 30, 1996, MARCH 2, 1996, AND FEBRUARY 25, 1995


               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     LIABILITIES AND STOCKHOLDERS'                                  September 30,     March 2,     February 25,
           EQUITY (DEFICIT)                                             1996            1996           1995
------------------------------------------------------------        -------------  -------------  -------------
CURRENT LIABILITIES:

    Current maturities of long-term obligations                        $   112       $    71       $   407
    Short-term borrowings from bank                                        796        10,096        11,829
    Accounts payable                                                     2,139         1,718         4,120
    Accrued liabilities                                                  2,288         2,409         3,629
                                                                       -------       -------       -------
                 Total current liabilities                               5,335        14,294        19,985
                                                                       -------       -------       -------

LONG-TERM OBLIGATIONS, NET OF CURRENT
    MATURITIES                                                          15,884         4,600         7,066
                                                                       -------       -------       -------
COMMITMENTS AND CONTINGENCIES
   (NOTE 11)

REDEEMABLE PREFERRED STOCK, $.50 par
  value, 833,333 shares authorized, issued, and
  outstanding (liquidation preference of $5,000 plus
  accumulated dividends)
                                                                         5,000             0             0
                                                                       -------       -------       -------
STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock, $.50 par value, 10,000,000 shares
       authorized; 2,926,805, 2,634,991, and
       2,539,366 shares issued and outstanding
       September 30, 1996, March 2, 1996, and
       February 25, 1995, respectively                                   1,463         1,317         1,270
    Additional paid-in capital                                           5,991         4,794         4,118
    Accumulated deficit                                                 (8,739)       (6,445)       (1,168)
                                                                       -------       -------       -------
                 Total stockholders' equity (deficit)                   (1,285)         (334)        4,220
                                                                       -------       -------       -------
                                                                       $24,934       $18,560       $31,271
                                                                       =======       =======       =======

   The accompanying notes are an integral part of these financial statements.

                         THE ARNOLD PALMER GOLF COMPANY

                                      F/K/A

                                 PROGROUP, INC.

                            STATEMENTS OF OPERATIONS

           FOR THE SEVEN-MONTH PERIOD ENDED SEPTEMBER 30, 1996 AND THE

       YEARS ENDED MARCH 2, 1996, FEBRUARY 25, 1995, AND FEBRUARY 26, 1994

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                          1996                   Fiscal Years
                                                                       Transition    ----------------------------------
                                                                         Period        1996          1995        1994
                                                                       ----------    --------      --------    --------
NET SALES                                                              $ 18,456      $ 21,185      $ 24,621    $ 24,726
COST OF SALES                                                            13,301        17,983        21,280      17,427
                                                                       --------      --------      --------    --------
       Gross profit                                                       5,155         3,202         3,341       7,299

SELLING EXPENSES                                                          4,466         4,559         6,368       4,959
GENERAL AND ADMINISTRATIVE EXPENSES                                       2,405         2,573         4,520       4,105
                                                                       --------      --------      --------    --------
                                                                         (1,716)       (3,930)       (7,547)     (1,765)
                                                                       --------      --------      --------    --------
OTHER INCOME (EXPENSE):
    Interest expense, net                                                (1,129)       (2,965)       (1,354)       (596)
    Writedown of note receivable                                           (894)            0             0           0
    Gain on pension curtailment                                               0             0             0         394
    Royalty and sub-license income, net                                     937           974           569         280
    Other, net                                                              508           296          (393)         43
                                                                       --------      --------      --------    --------
                                                                           (578)       (1,695)       (1,178)        121
                                                                       --------      --------      --------    --------
       Loss from continuing operations before income taxes               (2,294)       (5,625)       (8,725)     (1,644)

BENEFIT (PROVISION) FOR INCOME TAXES                                          0             0          (735)        590
                                                                       --------      --------      --------    --------
LOSS FROM CONTINUING OPERATIONS                                          (2,294)       (5,625)       (9,460)     (1,054)
                                                                       --------      --------      --------    --------
DISCONTINUED OPERATIONS (NOTE 12):

    Income (loss) from discontinued operations, net of tax
       benefit of $513 in 1994                                                0           348        (6,082)       (920)
    Loss on disposal of discontinued operations                               0             0        (1,244)          0
                                                                       --------      --------      --------    --------
                                                                              0           348        (7,326)       (920)
                                                                       --------      --------      --------    --------
NET LOSS                                                               $ (2,294)     $ (5,277)     $(16,786)   $ (1,974)
                                                                       ========      ========      ========    ========
NET INCOME (LOSS) PER SHARE FROM:
 Continuing operations                                                 $   (.80)     $  (2.15)     $  (3.73)   $   (.42)
 Discontinued operations                                                      0          0.13         (2.88)       (.36)
                                                                       --------      --------      --------    --------
                                                                       $   (.80)     $  (2.02)     $  (6.61)   $   (.78)
                                                                       ========      ========      ========    ========


   The accompanying notes are an integral part of these financial statements.

                         THE ARNOLD PALMER GOLF COMPANY

                                      F/K/A

                                 PROGROUP, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

           FOR THE SEVEN-MONTH PERIOD ENDED SEPTEMBER 30, 1996 AND THE

       YEARS ENDED MARCH 2, 1996, FEBRUARY 25, 1995, AND FEBRUARY 26, 1994

                                 (IN THOUSANDS)

                                                                                                                RETAINED
                                                                             COMMON STOCK          ADDITIONAL    EARNINGS
                                                                          ------------------        PAID-IN   (ACCUMULATED
                                                                          SHARES      AMOUNT        CAPITAL      DEFICIT)   TOTAL
                                                                          ------      ------        -------      --------   -----
BALANCE AT FEBRUARY 27, 1993                                              2,517      $  1,258      $  2,125    $ 17,592    $ 20,975

    Net loss                                                                  0             0             0      (1,974)     (1,974)
    Exercise of stock options                                                20            10           170           0         180
                                                                          -----      --------      --------    --------    --------
BALANCE AT FEBRUARY 26, 1994                                              2,537         1,268         2,295      15,618      19,181

    Net loss                                                                  0             0             0     (16,786)    (16,786)
    Exercise of stock options                                                 2             2            17           0          19
    Issuance of warrants for 1,158
        shares of common stock                                                0             0         1,806           0       1,806
                                                                          -----      --------      --------    --------    --------
BALANCE AT FEBRUARY 25, 1995                                              2,539         1,270         4,118      (1,168)      4,220

    Net loss                                                                  0             0             0      (5,277)     (5,277)
    Issuance of warrants for 232 shares
      of common stock                                                         0             0           139           0         139

    Issuance of common stock                                                 96            47           537           0         584
                                                                          -----      --------      --------    --------    --------
BALANCE AT MARCH 2, 1996                                                  2,635         1,317         4,794      (6,445)       (334)

    Net loss                                                                  0             0             0      (2,294)     (2,294)
    Conversion of subordinated convertible
       note into 192 shares
       of common stock                                                      192            96           863           0         959
    Issuance of common stock                                                100            50           334           0         384
                                                                          -----      --------      --------    --------    --------
BALANCE AT SEPTEMBER 30, 1996                                             2,927      $  1,463      $  5,991    $ (8,739)   $ (1,285)
                                                                          =====      ========      ========    ========    ========




   The accompanying notes are an integral part of these financial statements.

                             THE ARNOLD PALMER GOLF COMPANY

                                      F/K/A

                                 PROGROUP, INC.

                            STATEMENTS OF CASH FLOWS

           FOR THE SEVEN-MONTH PERIOD ENDED SEPTEMBER 30, 1996 AND THE

       YEARS ENDED MARCH 2, 1996, FEBRUARY 25, 1995, AND FEBRUARY 26, 1994
                                 (IN THOUSANDS)

                                                                                                 Fiscal Years
                                                                         1996 Transition  --------------------------
                                                                              Period      1996       1995       1994
                                                                         ---------------  ----       ----       ----
OPERATING ACTIVITIES:
  Net loss                                                                  $ (2,294)  $ (5,277)  $(16,786)   $ (1,974)
  Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation                                                              140        400        761         791
       Amortization                                                              433      1,674         71           0
       Deferred income tax provision (benefit)                                     0          0        476      (1,103)
       Gain on pension curtailment                                                 0          0          0        (394)
       (Gain) loss on disposal of property, plant, and equipment                 (98)      (100)       114           5
       Loss on disposal of discontinued operations                                 0          0      1,244           0
       Writedown of note receivable                                              894          0          0           0
       Other                                                                       0          0        348           0
       Changes in assets and liabilities, net of effects from purchase of
          National Golf Suppliers:
          Accounts receivable                                                 (1,778)     3,409      4,909      (2,078)
          Income taxes receivable                                                  0          0        259         876
          Inventories                                                            489      2,479        605        (340)
          Prepaid expenses and other                                            (481)       452      1,117      (1,327)
          Accounts payable                                                       251     (2,400)       (40)        308
          Accrued liabilities                                                    (12)    (1,577)     1,420         924
                                                                            --------   --------   --------    --------
             Net cash used in operating activities                            (2,456)      (940)    (5,502)     (4,312)
                                                                            --------   --------   --------    --------
INVESTING ACTIVITIES:
  Additions to property, plant, and equipment                                   (291)      (150)      (400)       (905)
  Proceeds from sale of property, plant, and equipment                           125      3,855        117           0
  Investment in Nevada Bob's Holdings, Inc.                                   (5,000)         0          0           0
  Payments received on note receivable                                             0      1,600          0           0
  Other                                                                            0          0          0        (122)
                                                                            --------   --------   --------    --------
             Net cash provided by (used in) investing activities              (5,166)     5,305       (283)     (1,027)
                                                                            --------   --------   --------    --------

FINANCING ACTIVITIES:
  Net increase (decrease) in short-term borrowings from bank                   2,700     (1,733)     1,168       2,326
  Proceeds from debt issuance and related warrants                                 0          0      5,000           0
  Proceeds from term debt                                                          0          0          0       3,000
  Principal payments on long-term obligations                                    (41)    (2,656)      (418)       (167)
  Issuance of common stock                                                         0          0         19         180
  Issuance of redeemable preferred stock                                       5,000          0          0           0
                                                                            --------   --------   --------    --------
            Net cash provided by (used in) financing activities                7,659     (4,389)     5,769       5,339
                                                                            --------   --------   --------    --------

NET INCREASE (DECREASE) IN CASH                                                   37        (24)       (16)          0
CASH, BEGINNING OF PERIOD                                                         10         34         50          50
                                                                            --------   --------   --------    --------
CASH, END OF PERIOD                                                         $     47   $     10   $     34    $     50
                                                                            --------   --------   --------    --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash payments (refunds) during the period for:
          Interest                                                          $    613   $  1,085   $  1,088    $    544
                                                                            --------   --------   --------    --------
          Income taxes, net                                                 $      0   $     (5)  $   (534)   $   (365)
                                                                            ========   ========   ========    ========


   The accompanying notes are an integral part of these financial statements.

                         THE ARNOLD PALMER GOLF COMPANY


                                     F/K/A


                                 PROGROUP, INC.



                         NOTES TO FINANCIAL STATEMENTS

(For purposes of these financial statements and notes to these financial statements, the "1996 transition period" relates to the seven-month period ended September 30, 1996 while "fiscal 1996, 1995, and 1994" pertains to the years ended March 2, 1996, February 25, 1995, and February 26, 1994, respectively. All monetary amounts are expressed in thousands of dollars unless contrarily evident.)

1.  NATURE OF OPERATIONS

    The Arnold Palmer Golf Company (the "Company") manufactures, markets and distributes golf products, including Arnold Palmer and First Flight golf equipment and Hot-Z golf bags and luggage. The Company's principal market is the United States. The Company owns, subject to certain exceptions, the exclusive worldwide right to the Arnold Palmer trade name in connection with the Company's manufacture, sale and distribution of golf products.
    The Company sells primarily to retailers and golf specialty stores and grants credit to customers based on defined payment terms. Three large retail customers accounted for 25%, 32%, 36%, and 23% of net sales from continuing operations for the 1996 transition period and fiscal 1996, 1995, and 1994, respectively.

    During the July 1996 shareholders' meeting, the Company changed its name to The Arnold Palmer Golf Company from ProGroup, Inc.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    DISCONTINUED OPERATIONS

    As discussed in Note 12, on May 5, 1995, the Company sold its Duckster line of headwear, outerwear, and shirts. Consistent with the provisions of Accounting Principles Board Opinion No. 30, the results of discontinued operations have been reported separately from the results of continuing operations, and a provision was made in fiscal 1995 for the estimated loss on the disposal of the Duckster line of business.

    INVENTORIES

    Inventories are valued at the lower of cost or market. Cost includes material, labor and factory overhead. Market is net realizable value for finished goods. For raw materials and work-in-process, market is replacement cost.

    PROPERTY, PLANT, AND EQUIPMENT

    Property, plant, and equipment are recorded at cost, less accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged to expense as incurred. The property, plant, and equipment balances consisted of the following at September 30, 1996, March 2, 1996, and February 25, 1995:



                                                September 30,         March 2,       February 25,
                                                    1996                1996             1995
                                                -------------       -------------    ------------
    Land                                        $          70       $          75    $        479
    Buildings and improvements                            661                 824           3,599
    Machinery and equipment                             2,764               2,727           2,611
    Furniture and fixtures                                425                 263             829
    Construction in progress                              275                  42             173
                                                -------------       -------------    ------------
                                                        4,195               3,931           7,691
    Less accumulated depreciation and
      amortization                                     (2,750)             (2,743)         (3,913)
                                                -------------       -------------    ------------
                                                $       1,445       $       1,188    $      3,778
                                                =============       =============    ============

    Included in non-current assets of discontinued operations for the 1996 transition period and fiscal 1996 and 1995 are $271, $265 and $2,111 of property, plant, and equipment stated at the lower of cost or estimated net realizable value.

    Depreciable assets are depreciated principally using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes over the estimated useful lives of the related assets. The estimated useful lives used in computing annual depreciation provisions are as follows:


                                                              Years
                                                             -------
            Buildings and improvements                       5 to 31
            Machinery and equipment                          3 to 10
            Furniture and fixtures                           3 to 10

    GOODWILL

    Goodwill of $85 relates to a business acquired before November 1, 1970, and is not required to be amortized. The remaining goodwill is being amortized on a straight-line basis over 15 years.

    ADVERTISING EXPENSES

    The Company expenses production costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits.

    At September 30, 1996, March 2, 1996, and February 25, 1995, the Company reported $61, $287 and $321, respectively, of advertising as other non-current assets in the accompanying balance sheets. Advertising expense for the 1996 transition period and for the years ended 1996, 1995, and 1994 was $883, $547, $1,988, and $1,465, respectively.

    INCOME TAXES

    The Company uses the asset and liability approach to accounting for deferred income taxes based on currently enacted tax rates and differences in financial reporting and income tax basis of assets and liabilities.

    FISCAL YEAR

    During the 1996 transition period, the Company's Board of Directors elected to change the Company's year end to September 30, effective September 30, 1996. The previous periods reported are based on a 52-53-week period ending on the Saturday closest to the end of February.

    NET LOSS PER SHARE

    The computation of net loss per share is based on the weighted average number of common shares outstanding during the period after adding common stock equivalents having a dilutive effect. The weighted average number of shares and equivalents outstanding for the 1996 transition period and for fiscal 1996, 1995, and 1994 are 2,852,213, 2,615,619, 2,537,876, and
    2,521,674, respectively.

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

    RECLASSIFICATIONS

    Certain prior period amounts have been reclassified to conform with the 1996 transition period financial statement presentation.

 3. ACQUISITION OF NATIONAL GOLF SUPPLIERS, INC.

    In June 1996, the Company issued 100,000 shares of its common stock in exchange for certain assets and liabilities of National Golf Suppliers, Inc. ("NGS"), a wholesaler of golf club component parts located in Louisville, KY, at a purchase price of $384.

    The acquisition of NGS has been accounted for under the purchase method of accounting. Accordingly, the operating results of NGS have been included in the Company's results of operations from the date of acquisition. The excess of the aggregate purchase price over the fair value of net assets acquired has been recorded as goodwill in the September 30, 1996 balance sheet and is being amortized on a straight-line basis over a 15 year period. The impact of the acquisition on pro forma net loss and loss per share, as if the acquisition had taken place at the beginning of fiscal 1996, was not significant for the 1996 transition period and fiscal 1996.

4.  INVENTORIES

    Inventories as of September 30, 1996, March 2, 1996, and February 25, 1995, consisted of the following:

                                September 30,     March 2,     February 25,
                                    1996            1996          1995
                                -------------     --------     ------------
          Raw materials         $       4,344     $  4,270     $      4,521
          Work-in-process                 221          372            1,474
          Finished goods                4,926        5,254            9,106
                                -------------     --------     ------------
                                $       9,491     $  9,896     $     15,101
                                =============     ========     ============

 5. INVESTMENT IN NEVADA BOB'S HOLDINGS, INC.

    In August 1996, the Company purchased 625,000 mandatory redeemable, convertible shares of Series D Preferred Stock ("Series D Shares") of
    Nevada Bob's Holdings, Inc. ("NBHI") for $5,000. The shares are convertible to common shares of NBHI at any time at the currently effective conversion rate, as defined, and will automatically convert to common shares if NBHI successfully completes an initial public offering of at least $20,000. If the Series D Shares are not converted to common shares of NBHI by August 21, 2000, NBHI shall redeem 33 1/3% of the shares annually over a three year period at 150% of the original cost per share plus any declared but unpaid dividends. This investment is classified as held-to-maturity and is accounted for using the cost method of accounting. As this transaction was entered into shortly before September 30, 1996, the Company estimates that the carrying amount of the investment approximates fair value at September 30, 1996.

 6. SHORT-TERM BORROWINGS

    Short-term borrowings consist of advances under a $15,000 line of credit agreement with a bank. The line of credit is guaranteed by a significant shareholder and director (the "Guarantor").

    There are no financial covenants under the line of credit. Advances under the line of credit bear interest at LIBOR plus 2 points (7.562% at September 30, 1996) on the first $6 million outstanding, 7.844% on the next $3.7 million outstanding and 7.656% on the next $1 million outstanding. Outstanding amounts in excess of $10.7 million bear interest at the prime rate less .50% (7.75% at September 30, 1996). The weighted average interest rate for advances under the line of credit as of September 30, 1996, March 2, 1996, and February 25, 1995 was approximately 7.7%, 7.6%, and 8.5%, respectively. Interest is payable monthly. Total advances outstanding under the line of credit were $12,796 at September 30, 1996.

    The line of credit was scheduled to mature in July 1997. Subsequent to September 30, 1996, the Company and the bank agreed to convert $12,000 of the line of credit to term debt due December 1999 and enter a new line of credit agreement for $12,000 due December 1997, providing a total of $24,000 in financing, which will be guaranteed by the Guarantor. As a result of these new agreements, $12,000 of the amount outstanding under the line of credit at September 30, 1996 has been classified as long-term in the accompanying balance sheet. Between September 30, 1996 and the effective date of this new agreement, the Company borrowed $1,100 from the Guarantor, which will be repaid no later than January 31, 1997.

 7. LONG-TERM OBLIGATIONS

    Long-term obligations consisted of the following at September 30, 1996, March 2, 1996, and February 25, 1995:


                                                               September 30,        March 2,          February 25,
                                                                   1996               1996               1995
                                                               -------------        --------          ------------
    Term loan with bank, due in monthly installments
     of $45 (including interest at 9.5%) through
     November 2000; paid in fiscal 1996 from
     proceeds on the sale of related property, plant,
     and equipment                                             $           0        $      0          $      2,590

    Capital lease obligation, due in monthly
     installments of $9 (including interest at 10.0%)
     through December 2000; assumed by purchaser
     of related property, plant, and equipment in
     fiscal 1996                                                           0               0                   456

    Subordinated notes ($5,000 face amount) to related
     parties, net of discount of $1,175
     at September 30, 1996 and $1,340 and $1,589 in
     1996 and 1995, interest payable monthly at
     6.0% (effective interest rate of 15.9%), due
     November 2, 1999                                                  3,825           3,660                 3,411

    Subordinated convertible note to Guarantor,
     interest payable quarterly at the prime rate plus
     2%; converted to common stock in the 1996
     transition period                                                     0             850                   850


    Other obligations                                                    171             161                   166
                                                               -------------        --------          ------------
                                                                       3,996           4,671                 7,473
    Less: current maturities                                            (112)            (71)                 (407)
                                                               -------------        --------          ------------
                                                                       3,884        $  4,600          $      7,066
                                                                                    ========          ============
    Portion of line of credit classified
     as long-term (Note 6)                                            12,000
                                                               -------------
                                                               $      15,884
                                                               =============

In November 1994, the Company completed a private placement of $5,000 in subordinated notes. The holders of the $5,000 subordinated notes (which include an officer and certain directors of the Company) also received warrants to purchase up to 1,000,000 shares of common stock of the Company at $5.50 per share. The estimated fair value of the warrants was recorded as additional paid-in capital. Due to the fact that no liquid market exists for the subordinated notes, it is not practical to estimate their fair value.

    Future scheduled maturities of long-term obligations as of September 30, 1996, were as follows:

                       1997                       $   112
                       1998                            50
                       1999                             9
                       2000                        15,825

 8. INCOME TAXES

    Income tax benefit (provision) from continuing operations consists of:



                                     1996            Fiscal Years
                                  Transition    -----------------------
                                    Period      1996     1995      1994
                                  ----------    ----     ----      ----
                    Current       $        0    $  0    $   0      $  0
                    Deferred               0       0     (735)      590
                                  ----------    ----    -----      ----
                                  $        0    $  0    $(735)     $590
                                  ==========    ====    =====      ====

    There was no current income tax provision or benefit recorded during the 1996 transition period and fiscal 1996, 1995, and 1994 due to the losses sustained by the Company. The provision for income taxes in fiscal 1995 resulted principally from recording a valuation allowance against previously recognized deferred tax assets due to the uncertainty of the realization of the related benefits.

    Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities at September 30, 1996, March 2, 1996, and February 25, 1995, are as follows:

                                                September 30,       March 2,      February 25,
                                                    1996              1996           1995
                                                -------------       --------      ------------
    Deferred tax assets:
      Tax loss carryforwards                    $       9,148       $  8,127      $      5,176
      Inventory and receivables reserves                  288            752             1,274
      Other accruals and reserves                         772            581             1,356
                                                -------------       --------      ------------
                                                       10,208          9,460             7,806
                                                -------------       --------      ------------
    Deferred tax assets valuation allowance            (9,296)        (8,516)           (6,603)
                                                -------------       --------      ------------

    Deferred tax liabilities:
      LIFO to FIFO change                                 379            470               627
      Prepaid expenses                                     63            119               131
      Excess tax depreciation                              72             35               141
      Other                                               398            320               304
                                                -------------       --------      ------------
                                                          912            944             1,203
                                                -------------       --------      ------------
    Net deferred tax asset                      $           0       $      0      $          0
                                                =============       ========      ============

    At September 30, 1996, the Company had federal tax loss carryforwards of approximately $24,000 which expire in years 2009 through 2011 if not utilized earlier.

    The difference between the benefit (provision) for income taxes and the amount computed by multiplying the loss from continuing operations before income taxes by the statutory rate is summarized as follows:


                                                                        1996            Fiscal Years
                                                                     Transition    -----------------------
                                                                       Period      1996     1995      1994
                                                                     ----------    ----     ----      ----
    Expected tax benefit                                             $      780  $ 1,913   $ 2,966   $ 559
    Change in valuation allowance                                          (780)  (1,913)   (3,791)      0
    State income taxes, net of federal income tax
      benefit                                                                 0        0       349      66
    Other, net                                                                0        0      (259)    (35)
                                                                     ----------    ----     ----      ----
           Benefit (provision) for income taxes
             from continuing operations                              $        0  $     0   $  (735)  $ 590
                                                                     ==========  =======   =======   =====

    A valuation allowance was recorded related to the entire amount of losses from discontinued operations in fiscal 1995; accordingly, no income tax provision or benefit was recognized for discontinued operations in 1995.

 9. EMPLOYEE BENEFIT PLANS

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

    Pension income for the 1996 transition period and for fiscal 1996, 1995, and 1994 included the following components:


                                                                        1996            Fiscal Years
                                                                     Transition    -----------------------
                                                                       Period      1996     1995      1994
                                                                     ----------    ----     ----      ----
    Service cost                                                     $       36   $   86    $   97  $  199
    Interest cost on projected benefit
      obligation                                                            199      365       376     371
    Actual (return) loss on plan assets                                    (342)  (1,047)      177    (456)
    Net amortization and deferral                                           (35)     430      (932)   (592)
                                                                     ----------   ------    ------  ------
    Net pension income                                               $     (142)  $ (166)   $ (282) $ (478)
                                                                     ==========   ======    ======  ======

    The following table sets forth the funded status of the plans as of September 30, 1996, March 2, 1996, and February 25, 1995:

                                                                 September 30,       March 2,      February 25,
                                                                     1996              1996           1995
                                                                 -------------       --------      ------------


    Actuarial present value of benefit obligation:
      Vested benefit obligation                                  $       4,347       $  4,774      $      4,104
      Nonvested benefit obligation                                           0              0                 0
                                                                 -------------       --------      ------------
    Accumulated benefit obligation                               $       4,347       $  4,774      $      4,104
                                                                 =============       ========      ============

    Projected benefit obligation                                 $       4,429       $  5,034      $      4,338
    Plan assets at fair value                                            5,972          6,011             5,634
                                                                 -------------       --------      ------------
    Plan assets in excess of projected benefit
      obligation                                                         1,543            977             1,296
    Unrecognized net (gain) loss                                          (229)           242              (155)
    Unrecognized prior service cost                                        171            180               196
    Unrecognized initial net asset                                        (378)          (434)             (538)
    Additional liability                                                   (59)          (123)                0
                                                                 -------------       --------      ------------
    Net pension asset recognized on the balance
      sheets                                                    $        1,048       $    842      $        799
                                                                 =============       ========      ============

    The following assumptions were used to measure the net periodic pension income and the projected benefit obligation:



                                                                        1996            Fiscal Years
                                                                     Transition    -----------------------
                                                                       Period      1996     1995      1994
                                                                     ----------    ----     ----      ----
    Discount rate used to determine the projected
      benefit obligation                                                7.5%       7.25%    8.0%      7.0%
    Rate of increase in future compensation levels
      used to determine the projected benefit
      obligation                                                        5.0%       5.0%     5.0%      5.0%
    Expected long-term rate of return on plan assets
      used to determine net periodic pension
      income                                                            9.0%       9.0%     9.5%      9.5%

    During fiscal 1994, the Company curtailed the benefits under its defined benefit plans. Under this curtailment, nonunion employees that are not at least age 50 with at least five years of service will accrue no further benefits under the plans. As a result of this partial curtailment, a gain of $394 has been reflected in the net amortization and deferral component of pension income for fiscal 1994. This gain is separately classified in other income in the accompanying statement of operations.

    401(K) PROFIT-SHARING PLAN

    During fiscal 1994, the Company established a 401(k) profit-sharing plan covering substantially all employees at least 21 years of age with six months of service. The plan allows for employees to contribute a portion of their compensation, subject to certain limitations. The Company may make discretionary contributions to the plan. Total discretionary contributions during the 1996 transition period and fiscal 1996, 1995, and 1994 were $20, $39, $91, and $7, respectively.

10. CAPITAL STOCK

    STOCK ISSUANCES

    As consideration to the Guarantor for his guarantee of the line of credit in January 1995, the Company issued an $850 subordinated convertible note and a warrant to purchase up to 390,000 common shares of the Company. The cost of the guarantee was set up as a deferred asset and amortized to interest expense over the life of the note. Additionally, the Guarantor was given preemptive rights through January 27, 2000 with respect to future issuances by the Company sufficient to enable the Guarantor to maintain his fully diluted common stock ownership percentage. In March 1996, the $850 subordinated note plus accrued interest was converted to 191,814 shares of common stock under the terms of the note.

    In March 1995, the Company entered into a revolving credit facility with the Guarantor (this line was subsequently replaced by the line of credit discussed in Note 6). For each $100 drawn under this facility, the Guarantor was issued 3,750 shares of the Company's common stock. Under this facility, the Guarantor was issued 80,625 shares in fiscal 1996.

    STOCK OPTION PLANS

    The Company has incentive stock option plans which were adopted under a 1981 plan and a 1992 plan for its officers and key employees which provide for issuance of options to purchase up to 500,000 and 324,032 common shares, respectively. The plans are administered by the Executive Committee of the Board of Directors.

    The Company accounts for the plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), the Company's net loss and loss per share would have been increased to the following pro forma amounts:

                                                   1996
                                                Transition     Fiscal
                                                  Period        1996
                                                ----------     ------
            Net loss:             As reported   $   (2,294)  $ (5,277)
                                  Pro Forma         (2,490)    (5,364)

            Loss per share:       As reported   $    (0.80)  $  (2.02)
                                  Pro Forma          (0.87)     (2.05)

    Because the SFAS No. 123 method of accounting has not been applied to options granted prior to February 26, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

    At September 30, 1996, the total number of shares available for options was as follows:

                   Reserved for:
                     Outstanding stock options                      656,532
                     Stock options authorized but not granted         7,400
                                                                    -------
                                                                    663,932
                                                                    =======

    Stock options are exercisable at the market price on the date of grant and expire on various dates through 2006. Stock options generally vest ratably over a 3 year period from the date of grant or date of hire.

    Stock option activity during the 1996 transition period and years ended March 2, 1996, February 25, 1995, and February 26, 1994, is as follows:

                                                                    1996
                                                              Transition Period              Fiscal 1996
                                                              ---------------------     -----------------------
                                                                           Weighted                    Weighted
                                                                           Average                     Average
                                                                           Exercise                    Exercise
                                                                Shares      Price         Shares        Price
                                                              ----------   --------     ----------     --------
    Outstanding at beginning of period                           596,532     $ 6.53        425,732      $  8.68
       Granted                                                    80,000       5.38        241,000         4.09
       Exercised                                                       0       0.00              0         0.00
       Canceled or expired                                       (20,000)      7.63        (70,200)       11.23
                                                              ----------                ----------
    Outstanding at end of period                                 656,532       6.36        596,532         6.53
                                                              ==========                ==========
    Exercisable at end of period                                 362,199     $ 8.11        348,865      $  8.19
                                                              ==========                ==========



                                                                   Fiscal 1995               Fiscal 1994
                                                              ---------------------     -----------------------
                                                                           Weighted                    Weighted
                                                                           Average                     Average
                                                                           Exercise                    Exercise
                                                                Shares      Price         Shares        Price
                                                              ----------   --------     ----------     --------
    Outstanding at beginning of period                           533,232    $  8.90       502,032       $  8.50
       Granted                                                    40,000      10.19        56,200         12.46
       Exercised                                                  (2,500)      7.12       (20,000)         9.03
       Canceled or expired                                      (145,000)      9.92        (5,000)         8.10
                                                              ----------                ----------
    Outstanding at end of period                                 425,732       8.68       533,232          8.90
                                                              ==========                ==========
    Exercisable at end of period                                 385,732    $  8.41       394,777       $  8.56
                                                              ==========                ==========

    Of the options outstanding at September 30, 1996, 301,000 have exercise prices between $3.75 and $5.38, with a weighted average exercise price of $4.20 and a weighted average remaining contractual life of 9.4 years. Of these options, 10,000 are exercisable at a weighted average exercise price of $5.38. The remaining 355,532 options have exercise prices between $7.12 and $10.93, with a weighted average exercise price of $8.18 and a weighted average remaining contractual life of 1.7 years. All of these options are exercisable.

    The fair value of option grants is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the 1996 transition period and fiscal 1996, respectively: risk-free interest rates of 6.30 and 5.40 percent; expected dividend yields of 0 percent; expected lives of one year after vesting; expected volatility of 73 percent. The weighted average fair value of options granted during the 1996 transition period and fiscal 1996 is $2.13 and $2.09, respectively.

    STOCK PURCHASE WARRANTS

    The Company, in conjunction with the November 1994 issuance of the $5,000 subordinated notes (Note 7), issued warrants to purchase 1,000,000 shares of common stock at an exercise price of $5.50. Each warrant may be exercised with $5.50 in cash or principal value of the notes at any time during the life of the warrants, which expire on November 3, 1999.

    In connection with the January 1995 guarantee of the Company's line of credit (Note 6), the Guarantor was issued a warrant to purchase up to 390,000 common shares at $6.25 per share. These warrants expire January 27, 2000. In March 1995, all 390,000 warrants were immediately vested and subject to a reset price of $5.00 per share.

    PREFERRED STOCK

    On July 18, 1995, the Company's shareholders approved an amendment to the Restated Articles of Incorporation to create and authorize the issuance of up to 1 million shares of preferred stock, having a par value of $.50 per share. The designation, powers, preferences, and rights of the shares shall be determined by the Company's Board of Directors prior to issuance. No shares of this preferred stock have been issued.

    REDEEMABLE PREFERRED STOCK

    In August 1996, the Company issued 833,333 shares of its newly created Series NB Preferred Stock ("NB Shares") for $5,000 to the Guarantor to fund the Company's investment in NBHI (Note 5). The NB Shares have a stated value of $6 per share and are convertible at any time to common stock on a one to one ratio. The NB Shares are entitled to cumulative dividends equal to 30% of the earnings realized by the Company from its investment in NBHI's Series D Shares. The NB Shares shall have a preference in liquidation of $5,000 plus accumulated dividends and are required to be redeemed upon sale or redemption of the Series D Shares of NBHI. As this transaction was entered into shortly before September 30, 1996, the Company estimates that the carrying amount of redeemable preferred stock approximates fair value at September 30, 1996.

11. COMMITMENTS AND CONTINGENCIES

    OPERATING LEASES

    The Company has entered into various operating leases for buildings and office equipment. Rent expense was approximately $405, $433, $355, and $301 for the 1996 transition period and fiscal years 1996, 1995 and 1994, respectively. Approximate future minimum rental commitments for the next five years for noncancelable operating leases as of September 30, 1996, were as follows:

                      1997                             $708
                      1998                              652
                      1999                              606
                      2000                              332
                      2001                              179

    LITIGATION

    On March 25, 1996, Richard E. Wenz, the former CEO of the Company, filed a lawsuit against Arthur P. Becker, formerly Chairman of the Board and currently a Board member, in the United

    States District Court for the Southern District of New York. The lawsuit arises out of the publication in the June 12, 1995 edition of Fortune magazine of certain statements relating to Mr. Wenz's relationship with the Company which were attributed to Mr. Becker.

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

    On May 21, 1996, Mr. Wenz amended his complaint by adding Time, Inc., the publisher of Fortune magazine, as an additional defendant in the lawsuit. The cause of action alleged against Time, Inc. is also for defamation per se, arises out of the same June 12, 1995, article, and also seeks compensatory damages of at least $10 million.

    On April 15, 1996, Mr. Becker filed his answer to the original complaint. The answer denied all allegations of wrongdoing and set forth 15 affirmative defenses. On June 11, 1996, Mr. Becker filed his answer to the amended complaint, repeating his denials of all wrongdoing and repeating the 15 affirmative defenses. On or about June 12, 1996, Time, Inc. filed its answer, also denying all wrongdoing, and setting forth nine affirmative defenses.

    As of this date, only limited discovery has taken place and no trial date has been set. Accordingly, it is premature to speculate upon the ultimate resolution or outcome of the lawsuit. Mr. Becker intends to defend the suit vigorously.

    The Company is party to certain other legal proceedings incidental to its business. In the opinion of management, based in part on the advice of legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

    ROYALTY COMMITMENTS

    The Company pays royalties under a license agreement with Arnold Palmer Enterprises, Inc., a company controlled by a shareholder and a member of the Company's Board of Directors. The Company has the right to sub-license its rights under this agreement. The agreement expires March 1, 2007, but may be extended for successive five-year periods. Under the terms of the agreement, the Company will pay royalties of 1% to 5% of net sales of specified products and a portion of sub-licensing royalties. The Company has committed to pay minimum royalties ranging from $600 in 1997 to $750 in 2007. During the 1996 transition period and fiscal 1996, 1995 and 1994, the Company incurred royalty expense under this agreement of approximately $442, $500, $524, and $340, respectively.

12. DISCONTINUED OPERATIONS - SALE OF DUCKSTER

    On May 5, 1995, the Company sold its Duckster line of headwear, outerwear, and shirts for approximately $3,000 in cash and a $2,726 installment promissory note, of which $1,126 remains outstanding at September 30, 1996. The Company also retained approximately $4,200 in existing accounts receivable.

    The sale resulted in an estimated loss on disposal of $1,244, which has been included as a component of discontinued operations in 1995. Duckster revenues for fiscal 1996, 1995, and 1994 were $4,649, $15,485, and
    $20,170, respectively.

    The $1,126 note receivable which was scheduled for repayment on October 10, 1996 has not been paid. In lieu of payment, the holder has agreed to turn over certain manufacturing equipment and other consideration to the Company, which the Company believes has a fair value of approximately $300. As a result, the Company has written the note receivable and related accrued interest receivable down $894, and has classified the remaining balance in other non-current assets in the accompanying balance sheet.

13. CHANGE IN FISCAL YEAR

    During the 1996 transition period, the Company changed its fiscal year end to September 30 from the Saturday closest to the end of February. Accordingly, the September 30, 1996 results of operations are for a seven-month period.

    Following are selected financial data for the seven-month periods ended September 30, 1996 and 1995:

                                                         1996        1995
                                                       -------    -----------
                                                                  (Unaudited)
            Net sales                                  $18,456      $  14,777
            Gross profit                                 5,155          3,765
            Loss from continuing operations             (2,294)        (1,446)
            Income from discontinued operations              0            348
            Net loss                                    (2,294)        (1,098)
            Loss per share from continuing
              operations                                 (0.80)         (0.55)
            Loss per share                               (0.80)         (0.42)

Item 9. Disagreements on Accounting and Financial Disclosure. No event described in Item 304 of Regulation S-K has occurred.


                                    PART III

Item 10. Directors and Executive Officers of the Company.

         (a)  Directors

         The information found in the section titled Election of Directors in the Company's 1997 Proxy Statement is incorporated herein by reference.

         (b)  Executive Officers

         The following lists the names of all executive officers of the Company, their ages, their positions with the Company and the year in which they were first elected to these positions:

         John T. Lupton. Age 70. Mr. Lupton was named Chairman of the
         Board of Directors and Chief Executive Officer of APGC in March, 1995. Mr. Lupton is the former Chairman of JTL Corp., a bottler of Coca-Cola and related products, and a private investor.

         George H. Nichols. Age 57. Mr. Nichols has been President and
         Chief Operating Officer of APGC since January, 1996. Prior to joining the Company, Mr. Nichols was Chairman, President, and Chief Executive Officer of Square Two Golf, Inc. from April, 1991 to October, 1995.

         Robert R. Winskowicz. Age 36. Mr. Winskowicz has been Senior
         Vice President - Sales and Marketing since January 1996. Prior to joining the Company, Mr. Winskowicz was Regional Sales Manager of MacGregor Golf from March 1994 until December 1995. Mr. Winskowicz served as National Account Manager at Dep Corporation from August 1992 through March 1994, and was Regional Sales Manager of Alberto Culver from December 1990 until August 1992.

         Claire V. Bradford. Age 42. Ms. Bradford has been Vice
         President - Sales and Staff Services since December, 1995. She joined the Company as Director of Human Resources in December 1992. Prior to joining the Company, Ms. Bradford was a consultant in human resources management for Suter & Associates, a private consulting firm, and Director of Human Resources for MEDCORP, a private medical management company from 1991 to 1992.

         Frederick J. Frazier, III. Age 32. Mr. Frazier has been Vice
         President and General Manager - Golf Club Division since November 1993. He joined the Company in July, 1993 as Director of Marketing - Golf Clubs. Prior to joining the Company, Mr. Frazier was Business Manager of Winchester Ammunition and Director of marketing at RAM Golf Corp.

         Dexter Scudder Graybeal. Age 56. Mr. Graybeal has been Vice President
         - Special Markets since April, 1994. He has been employed by the Company since March of 1972 in various capacities including Regional and National Sales Manager, Director of Sales, Vice President
         - Sales and Vice President/General Manager - Arnold Palmer Golf Co.

         David J. Kirby. Age 47. Mr. Kirby has been Vice President -
         Finance since February, 1996. He joined the Company as Cost Accountant in January, 1993, and was named Controller in November 1994. Prior to 1993, Mr. Kirby served as Financial Analyst and Controller at Balsam Corporation.

Item 11. Executive Compensation.
The information found in the section titled Executive Compensation and Other Information in the Company's 1997 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
The information found in the section titled Voting Securities and Principal Holders Thereof in the Company's 1997 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.
The information found in the sections titled Certain Transactions and Agreements with Certain Executive Officers in the Company's 1997 Proxy Statement is incorporated herein by reference.

                                     PART IV

Item 14.       Exhibits.  Financial Statement Schedules and Reports on Form 8-K

         (a)   1. Financial Statements

                  The financial statements are set forth in the Index to Financial Statements and Schedules found in Part II, Item 8.

               2.  Financial Statement Schedules:

                   Report of Independent Public Accountants

                   Schedule II -- Valuation and Qualifying Accounts

               3.  Exhibits:

                   See the Exhibit Index on page 40 of this Form 10-K.

         (b) The Registrant did not file any reports on Form 8-K during the last quarter of the 1996 transition period.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
and Stockholders of The Arnold Palmer Golf Company:

  We have audited, in accordance with generally accepted auditing standards, the financial statements included in Part II, Item 8 of this Form 10-K and have issued our report thereon dated January 3, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole.
  Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                               ARTHUR ANDERSEN LLP

Chattanooga, Tennessee
January 3, 1997

                                   SCHEDULE II

                         THE ARNOLD PALMER GOLF COMPANY

                                      F/K/A

                                 PROGROUP, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

           FOR THE SEVEN-MONTH PERIOD ENDED SEPTEMBER 30, 1996 AND THE

       YEARS ENDED MARCH 2, 1996, FEBRUARY 25, 1995, AND FEBRUARY 26, 1994

                                 (IN THOUSANDS)

                    COL. A                                 COL. B                COL. C            COL. D          COL. E
                    ------                                 ------                ------            ------          ------
                                                                               ADDITIONS
                                                                         --------------------------
                                                           BALANCE AT    CHARGED TO    CHARGED TO
                       DESCRIPTION                         BEGINNING     COST AND       OTHER                     BALANCE AT END
                                                           OF PERIOD     EXPENSES      ACCOUNTS(1) DEDUCTIONS(2)    OF PERIOD
-----------------------------------------------------      ----------    ----------    ----------- -------------  --------------
For the seven-month period ended September 30, 1996:
    Allowance for doubtful accounts                        $    758      $    373      $     35    $   (446)        $    720
                                                           ========      ========      ========    ========         ========
For the year ended March 2, 1996:
    Allowance for doubtful accounts                        $  1,049      $      0      $     20    $   (311)        $    758
                                                           ========      ========      ========    ========         ========
For the year ended February 25, 1995:
    Allowance for doubtful accounts                        $    478      $  1,226      $    112    $   (767)        $  1,049
                                                           ========      ========      ========    ========         ========
For the year ended February 26, 1994:
    Allowance for doubtful accounts                        $    399      $    250      $     58    $   (229)        $    478
                                                           ========      ========      ========    ========         ========


(l) Recoveries on accounts written off.
(2) Accounts written off.

                                    SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned who are duly authorized to do so.

                              THE ARNOLD PALMER GOLF COMPANY

Date:  January 3, 1997        By           /s/ John T. Lupton
                                    ---------------------------------
                                          (John T. Lupton)
                                        Chief Executive Officer

Date:  January 3, 1997        By         /s/ George H. Nichols
                                    ---------------------------------
                                            (George H. Nichols)
                                   President (Chief Operating Officer)

Date:  January 3, 1997        By        /s/ David J.Kirby
                                    ---------------------------------
                                            (David J. Kirby)
                                    Vice President Finance (Chief Financial
                                               Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:
                                       ----------------------------------------
                                       (Arthur P. Becker)              Director

Date:
                                       ----------------------------------------
                                       (Robert H. Caldwell)            Director

Date:  January 3, 1997                    /s/ David S. Gonzenbach
                                       ----------------------------------------
                                       (David S. Gonzenbach)           Director

Date:  January 3, 1997                   /s/ James L.E.Hill
                                       ----------------------------------------
                                        (James L.E. Hill)              Director

Date:
                                       ----------------------------------------
                                         (Richard Horton)              Director

Date:  January 3, 1997                   /s/ John T.Lupton
                                       ----------------------------------------
                                         (John T. Lupton) Chairman of the Board

Date:  January 3, 1997                   /s/ George H. Nichols
                                       ----------------------------------------
                                         (George H. Nichols)           Director

Date:
                                       ----------------------------------------
                                         (Arnold D. Palmer)            Director

Date:  January 3, 1997                   /s/ Joel W. Richardson, Jr.
                                       ----------------------------------------
                                         (Joel W. Richardson, Jr.)     Director

                        THE ARNOLD PALMER GOLF COMPANY
                                EXHIBIT INDEX

Exhibit
Number                              Description

 3.1*             Amended and Restated Charter of The Arnold Palmer Golf Company

 3.2**            Amended and Restated Bylaws of ProGroup, Inc.

10.1 $1,100,000 Promissory Note of the Company to John T. Lupton dated December 6, 1996.

10.2 $12,000,000 Master Note of the Company to The Northern Trust Company dated December 30, 1996.

10.3 $12,000,000 Term Note of the Company to The Northern Trust Company dated December 30, 1996.

 22***            Subsidiaries of the Company

 24               Consent of Arthur Andersen LLP, independent accountants

 27               Financial Data Schedule (for SEC use only)

 * Incorporated by reference herein from the Company's Form 10-Q for the quarter ended August 31, 1996.

 ** Incorporated by reference herein from the Company's Form 10-K for the year ended February 25, 1995.

 *** Incorporated by reference herein from the Company's Form 10-K for the transition period ended February 22, 1992.


40