Form 10-Q
period 1996-12-31
ARNOLD PALMER GOLF CO
filed 1997-02-06
CIK 80397

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended  December 31, 1996    Commission File Number    0-921
                     -----------------------                      --------------

                        THE  ARNOLD PALMER GOLF COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Tennessee                                          62-0331019
--------------------------------------------------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


 6201 Mountain View Road, Ooltewah, Tennessee                     37363
--------------------------------------------------------------------------------
   (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number                                   423-238-5890


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


Yes         x      .   No                .
   ----------------      ----------------

As of January 24, 1997, 833,333 shares of Series NB Preferred Stock and 2,962,805 shares of Common Stock were outstanding.

                                     INDEX


                                                                                Pages
                                                                                -----
Part I.  Financial Information

         Balance Sheets - December 31, 1996 and
           September 30, 1996                                                      1

         Statements of Operations - Three Months Ended
           December 31, 1996 and December 30, 1995                                 2

         Statements of Cash Flows - Three Months Ended
           December 31, 1996 and December 30, 1995                                 3

         Notes to Financial Statements                                         4 - 7

         Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                          8 - 10


Part II. Other Information                                                        11

         Signature Page                                                           12

    Page 1                                                            Form 10-Q

    PART I.  FINANCIAL INFORMATION

    ITEM I.  FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                    DECEMBER 31, 1996 AND SEPTEMBER 30, 1996
                                ($ in thousands)


ASSETS
                                                Dec 31, 1996  Sept 30, 1996
                                                ------------  -------------
                                                 (Unaudited)
Current assets:
   Cash                                         $       195   $     47

   Trade receivables                                  6,979      6,350
        less: allowance for doubtful accounts          (762)      (720)
                                                -----------   --------
            Net receivables                           6,217      5,630

   Inventories, net                                  11,765      9,491

   Prepaid expenses and other                           958        913
                                                -----------   --------
      Total current assets                           19,135     16,081

Property, plant and equipment                         4,320      4,195
        less: accumulated depreciation               (2,778)    (2,750)
                                                -----------   --------
            Net property, plant and equipment         1,542      1,445


Other assets:

   Investment in NBHI                                 5,000      5,000
   Property held for sale                               271        271
   Goodwill                                             525        532
   Other                                              1,499      1,605
                                                -----------   --------
                                                      7,295      7,408
                                                -----------   --------
TOTAL ASSETS                                    $    27,972   $ 24,934
                                                ===========   ========


LIABILITIES AND STOCKHOLDERS' EQUITY
                                            Dec 31, 1996  Sept 30, 1996
                                            ------------  -------------
                                             (Unaudited)
Current liabilities:
   Current maturities of long-term
     obligations                            $       108   $     112
   Short-term borrowings                          3,650         796
   Accounts payable                               3,483       2,139
   Accrued liabilities                            1,891       2,288
                                            -----------   ---------
      Total current liabilities                   9,132       5,335

Long-term obligations, net of
   current maturities                            15,956      15,884

Redeemable preferred stock                        5,000       5,000

Stockholders' equity (deficit):
   Common stock, $.50 par value,
      10,000,000 shares authorized,
      2,926,805 shares issued and
      outstanding at December 31, 1996
      and September 30, 1996                      1,463       1,463
   Additional paid-in capital                     5,991       5,991
   Accumulated deficit                           (9,570)     (8,739)
                                            -----------   ---------
      Total stockholders' equity (deficit)       (2,116)     (1,285)
                                            -----------   ---------
TOTAL LIABILITIES & STOCK-
   HOLDERS' EQUITY (DEFICIT)                $    27,972   $  24,934
                                            ===========   =========




The accompanying notes are an integral part of these financial statements.

Page 2                                                                 Form 10-Q

                         THE ARNOLD PALMER GOLF COMPANY
                            STATEMENTS OF OPERATIONS
           THREE MONTHS ENDED DECEMBER 31, 1996 AND DECEMBER 30, 1995
                                  (Unaudited)
                   ($ in thousands except per share amounts)


                                                                                                    THREE MONTHS ENDED
                                                                                                Dec 31, 1996  Dec 30, 1995
                                                                                                ------------  ------------
      Net sales                                                                                 $    4,928   $    4,121
      Cost of sales                                                                                  3,664        3,474
                                                                                                ----------   ----------
         Gross profit                                                                                1,264          647

      Selling and marketing expenses                                                                 1,350          929

      General and administrative expenses                                                              850          515
                                                                                                ----------   ----------
         Loss from operations                                                                         (936)        (797)

      Other income:
          Royalty and sub-license income, net                                                          483          168
          Other, net                                                                                    55           82
                                                                                                ----------   ----------
                                                                                                       538          250

      Loss before interest and income taxes                                                           (398)        (547)

      Interest expense                                                                                 433          712
                                                                                                ----------   ----------
      Loss before income taxes                                                                        (831)      (1,259)

      Provision for income taxes                                                                         -            -
                                                                                                ----------   ----------
      Net loss                                                                                  $     (831)  $   (1,259)
                                                                                                ==========   ==========
      Net loss per share                                                                        $    (0.28)  $    (0.48)
                                                                                                ==========   ==========





The accompanying notes are an integral part of these financial statements.

Page 3                                                                 Form 10-Q

                           STATEMENT OF CASH FLOWS
          THREE MONTHS ENDED DECEMBER 31, 1996 AND DECEMBER 30, 1995
                                 (Unaudited)
                               ($ in thousands)

                                                   Dec. 31, 1996 Dec. 30, 1995
                                                   ------------- -------------
CASH FLOWS FROM
   OPERATING ACTIVITIES:

Net loss                                              $   (831)  $ (1,259)
Adjustments to reconcile net income to net cash
   used for operating activities -

      Depreciation                                          59         89
      Amortization                                         120        476
      (Gain) loss on sale of assets                         (1)        35

      Changes in operating assets and liabilities -

           Receivables                                    (587)        35
           Inventories                                  (2,274)        12
           Prepaid expenses and other                      (45)       (30)
           Accounts payable                              1,344        296
           Accrued liabilities                            (329)       (17)
                                                      --------   --------

Net cash used for operating activities                  (2,544)      (363)
                                                      --------   --------

CASH FLOWS FROM
   INVESTING ACTIVITIES:

   Additions to property, plant and equipment             (146)       (52)
   Proceeds from sale of property, plant & equipment         2      1,915
   Payments received on note receivable                      -      1,400
                                                      --------   --------



         Net cash provided by (used for)
            investing activities                          (144)     3,263
                                                      --------   --------

                                                 Dec. 31, 1996       Dec. 30, 1995
                                                 -------------       -------------
 CASH FLOWS FROM
    FINANCING ACTIVITIES:

 Net increase (decrease) in short-term
    borrowings from bank                            1,754            $    (800)

 Advance from shareholder                           1,100                    -

 Principal payments on long-term obligations          (18)              (1,879)
                                                ---------            ---------

    Net cash provided by (used) for
       financing activities                         2,836               (2,679)
                                                ---------            ---------

 NET CHANGE IN CASH                                   148                  221

 CASH, beginning of period                             47                    7
                                                ---------            ---------

 CASH, end of period                            $     195            $     228
                                                =========            =========

 Supplemental disclosures of
    cash flow information:


 Cash paid during the period for:

       Interest                                 $     322            $     172
                                                =========            =========
       Income taxes                             $       -            $       -
                                                =========            =========



The accompanying notes are an integral part of these financial statements.

Page 4                                                                Form 10-Q

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                                     NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The quarterly financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Company's latest annual report on Form 10-K. In the opinion of management of the Company, all adjustments necessary, consisting only of normal recurring adjustments, to present fairly (1) the financial position of The Arnold Palmer Golf Company as of December 31, 1996; and (2) the results of its operations and its cash flows for the three months ended December 31, 1996 and December 30, 1995, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

Reference is also made to the Company's annual report on Form 10-K for the seven month transition period ended September 30, 1996, for a discussion of the Company's significant accounting policies.


                                     NOTE 2
INCOME TAXES:

The Company has federal tax loss carryforwards of approximately $24.0 million at September 30, 1996. There was no current income tax provision or benefit recorded during the three months ending December 31, 1996 due to the losses sustained by the Company.

Page 5                                                                Form 10-Q

                                     NOTE 3

SHORT-TERM BORROWINGS:

Short-term borrowings consist of advances under a $12.0 million line of credit agreement with a bank. There are no financial covenants under the line of credit, which is unconditionally guaranteed by a significant shareholder and director of the Company (the "Guarantor").

Advances under the line of credit bear interest at the lesser of prime minus 0.50% or one, two or three month LIBOR plus 2 points. As of December 31, 1996, total advances outstanding under the line of credit were $3.6 million and bear interest at the prime rate less 0.50% (7.75% at December 31, 1996).

The Company#s previous $15.0 million bank line of credit was scheduled to mature in July 1997. In December 1996, the Company and the bank agreed to convert $12.0 million of the line of credit to term debt due December 1999 and enter a new line of credit agreement for $12.0 million due December 1997, providing a total of $24.0 million in financing, which is guaranteed by the Guarantor. As a result of these new agreements, $12.0 million of the amount outstanding under the line of credit at September 30, 1996 has been classified as long-term debt in the accompanying balance sheet. The unsecured term loan bears interest at the fixed rate of 8.25% with interest payable monthly in arrears. During the quarter ended December 31, 1996, the Company borrowed $1.1 million from the Guarantor, which amount plus accrued interest was repaid on January 9, 1997. The Company#s Board of Directors is considering appropriate compensation to be paid to the Guarantor in consideration of his guarantee of the new credit facility.

Page 6                                                               Form 10-Q

                                     NOTE 4

NET INCOME (LOSS) PER COMMON SHARE:

The computation of net income (loss) per common share and common equivalent share is based on the monthly weighted average number of common shares outstanding during the period after adding common stock equivalents (stock options) having a dilutive effect.

                                        THREE MONTHS ENDED
                                 -----------------------------------
                                 DEC 31, 1996           DEC 30, 1995
                                 ------------           ------------
Weighted average
   number of common
   shares outstanding             2,926,805               2,624,991

 Effect of assumed
   exercise of stock
   options (where dilutive)              --                      --
                                  ---------               ---------
Weighted average
   common and common
   equivalent shares
   outstanding                    2,926,805               2,624,991
                                  =========               =========





                                     NOTE 5
INVENTORIES:

Inventories as of December 31, 1996 and September 30, 1996, were as follows (in thousands):

                                   Dec. 31, 1996          Sept. 30, 1996
                                 ------------------      ---------------
Inventories:
   Raw materials                 $            5,025      $         4,344
   Work-in-process                              215                  221
   Finished goods                             6,525                4,926
                                 ------------------      ---------------
                                 $           11,765      $         9,491
                                 ==================      ===============

Page 7                                                                Form 10-Q

                                     NOTE 6

MATERIAL CONTINGENCIES:

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

Page 8                                                                Form 10-Q

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND  RESULTS OF OPERATIONS

FINANCIAL CONDITION
As of December 31, 1996, the Company had working capital of $10.0 million and a current ratio of 2.1 to one. As of September 30, 1996, the Company's working capital was $10.7 million and its current ratio was 3.0 to one. Major components of the change in working capital were increases in accounts receivable and inventories of $0.6 million and $2.3 million, respectively. The increase in receivables and inventories was funded by a $1.8 million increase in borrowings under the Company's line of credit, a $1.1 million advance from a shareholder, and an increase in accounts payable and accrued liabilities of $0.9 million. The change in working capital components was in line with management's expectations for the first quarter. Due to sales terms offered by the Company and the seasonality of the golf industry, receivable collections are historically slower during the Company's first two quarters, which consist of the period from October through March. Inventories also increase during the Company's first and second quarter, as the Company builds inventory levels to support the spring shipping season, which usually begins in mid February. Therefore, working capital requirements will be met primarily through increased borrowings under the Company's line of credit facility through May 1977. Due to the Company's terms of sale, collections of accounts receivable should accelerate throughout the third and fourth quarters, while inventory levels should substantially decline during the same period. It is therefore anticipated that cash generated during the third and fourth quarters will be sufficient to meet working capital needs and reduce the amount outstanding on the Company's line of credit. Capital expenditures during the Company's first quarter were $0.1 million, and are expected to total approximately $0.6 million for the fiscal year ending September 30, 1997.

RESULTS OF OPERATIONS
The table below compares net sales by market segment and product line for the quarters ending December 31, 1996, and December 30, 1995.

Page 9                                                                Form 10-Q





                    Sales By Market Segment and Product Line
                            Quarter Ending December
                                    ($000's)

                       1996                       1995             % +/-
                      -------                   --------         ---------
Pro
  Clubs               $ 1,515                   $    251         +  503.6%
  Bags                  1,451                      1,239         +   17.1%
                      -------                   --------         --------
Total Pro             $ 2,966                   $  1,490         +   99.1%
                      -------                   --------         --------
Retail
  Clubs               $ 1,182                   $  1,611         -   26.6%
  Bags                    370                        796         -   53.5%
                      -------                   --------         --------
Total Retail          $ 1,552                   $  2,407         -   35.5%
                      -------                   --------         --------

Other Bag Sales       $    90                        ---              ---

Outlet                $   183                   $    224         -   18.3%

Components            $   137                        ---              ---
                      -------                   --------         --------
Total                 $ 4,928                   $  4,121         +   19.6%
                      =======                   ========         ========

Total net sales for the quarter ending December 31, 1996, were $4.9 million compared to $4.1 million for the comparable 1995 period, or a 19.6% increase. Excluding component sales of $137,000 and other bag sales of $90,000 in the Company's current quarter, for which there were no comparable sales in 1995, the Company's sales increased 14.1%. Component sales were generated by the Company's golf club component division, National Golf Suppliers, which the Company acquired in June 1996. Other bag sales were comprised of sales to collegiate accounts and bags manufactured for other golf companies.

The Company's focus on shifting its product mix to the more profitable pro line business continues to yield benefits as reflected in the Company's first quarter performance. Pro sales as a percentage of total net sales were 60.2% for the quarter ending December 1996, compared to 36.2% for the same quarter in 1995. The decline in sales to mass merchandisers (retail sales) resulted from the continued sluggish sales and inventory reduction programs in this market segment.

The Company realized gross profit of $1.3 million or 25.6% of net sales for the quarter ending December 31, 1996, compared to $0.6 million or 15.7% of net sales for the quarter ending December 30, 1995. The increase was due to the Company's increased sales percentage in the

Page 10                                                              Form 10-Q

higher margin pro segment and improvements in both manufacturing facilities, resulting in a reduction of other cost of sales. Other cost of sales, which includes manufacturing variances, inventory adjustments and purchase price variances, was 3.0% of total net sales for the quarter ending December 1996, compared to 7.8% for the quarter ending December 1995.

Selling and marketing expenses increased $0.4 million for the quarter ending December 1996 over the comparable 1995 period. Sales commissions accounted for approximately $0.1 million of the increase, due to higher commission rates on pro sales. Pro commission rates average 8.5% of net pro sales compared to an average commission rate of 3.5% on net retail sales. The remainder of the increase was in marketing expenses, as the Company continues to invest in advertising and promotional programs in order to generate the desired growth in its pro line business.

General and administrative expenses increased $0.3 million during the quarter ending December 1996 compared to the same period in 1995. Approximately $0.1 million of the increase was in salaries and related expenses resulting from positions being filled in executive management positions that were vacant in 1995. Other components of the increase in administrative expenses were in legal expenses relative to litigation with the Company's former CEO, and rent expense for the Company's corporate offices. The Company owned its corporate office facility until the end of December 1995, at which time the facility was sold in order to retire long term debt and reduce interest expense. The Company entered into a lease agreement with the new owners to lease back only a portion of the facility for its corporate offices, thus improving cash flow.

Other income increased $288,000 for the quarter ending December 1996 over the same quarter in 1995. Substantially all of the increase was due to royalty income related to the Company's licensing agreement with Cobra Golf, which gives Cobra certain rights to the Company's Patented Hosel Design (PHD) technology.

Interest expense decreased approximately $0.3 million in the quarter ending December 1996, compared to total interest expense for the quarter ending December 1995. Cash interest expense in the current quarter was approximately $0.1 million greater than in the quarter ending December 1995, due primarily to higher borrowings. Non-cash interest expense however, was approximately $0.4 million less in the current quarter due to a decrease relating to amortization of the Company's subordinated debt discount and subordinated notes.

Page 11                                                             Form 10-Q

                          PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

              (a)  Exhibits -

                      See Exhibit Index on page 13 of this Form 10-Q.

               (b)  Reports on Form 8-K -

                      The Registrant did not file any reports on Form 8-K during the quarter ending December 31, 1996.

Page 12                                                              Form 10-Q




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                          THE ARNOLD PALMER GOLF COMPANY
                          ------------------------------
                                   (Registrant)




                           /s/      George H. Nichols
                           -------------------------------------------------
                                    George H. Nichols
                           President and Chief Operating Officer


                           /s/        David J. Kirby
                           -------------------------------------------------
                                      David J. Kirby
                           Vice President Finance (Chief Accounting Officer)



Date    January 31, 1997
    --------------------

Page 13                                                             Form 10-Q



                                 Exhibit Index


Exhibit
Number                          Description
-------                         -----------
             3.1*               Amended and Restated Charter of The Arnold Palmer
                                Golf Company.

             3.2**              Amended and Restated Bylaws of ProGroup, Inc.

             27                 Financial Data Schedule. (for SEC use only)



           * Incorporated by reference herein from the Company's Form 10-Q for the quarter ended August 31, 1996.

           ** Incorporated by reference herein from the Company's Form 10-K for the year ended February 25, 1995.