Form 10-Q
period 1997-03-31
ARNOLD PALMER GOLF CO
filed 1997-05-05
CIK 80397

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended    March 31, 1997       Commission File Number    0-921
                      ---------------------                            -------

                         THE ARNOLD PALMER GOLF COMPANY
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Tennessee                                        62-0331019
-------------------------------------------------------------------------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)

       6201 Mountain View Road, Ooltewah, Tennessee        37363
-------------------------------------------------------------------------------
       (Address of principal executive offices)         (Zip Code)


Registrant's telephone number                                   423-238-5890


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


Yes     x      .      No           .
    -----------         ----------

As of April 13, 1997, 833,333 shares of Series NB Preferred Stock and 3,004,367 shares of Common Stock were outstanding.

                                      INDEX


                                                                            Pages
                                                                            -----
Part I.  Financial Information

         Balance Sheets - March 31, 1997 and
            September 30, 1996                                                 1

         Statements of Operations - Three and Six Months
            Ended March 31, 1997 and April 6, 1996                             2

         Statements of Cash Flows - Six Months Ended
            March 31, 1997 and April 6, 1996                                   3

         Notes to Financial Statements                                       4 - 7

         Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                       8 -10


Part II. Other Information                                                    11

         Signature Page                                                       12

Page 1                                                                Form 10-Q


PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS
                                 BALANCE SHEETS
                     MARCH 31, 1997 AND SEPTEMBER 30, 1996
                                ($ in thousands)

ASSETS
                                                  March 31, 1997           Sept 30, 1996
                                                 ---------------           -------------
                                                    (Unaudited)
Current assets:
   Cash                                          $           525           $          47

   Trade receivables                                      10,496                   6,350
        less: allowance for doubtful accounts               (629)                   (720)
                                                 ---------------           -------------
            Net receivables                                9,867                   5,630

   Inventories, net                                       12,410                   9,491

   Prepaid expenses and other                                953                     913
                                                 ---------------           -------------
      Total current assets                                23,755                  16,081

Property, plant and equipment                              4,769                   4,195
        less: accumulated depreciation                    (2,869)                 (2,750)
                                                 ---------------           -------------
            Net property, plant and equipment              1,900                   1,445


Other assets:

   Investment in NBHI                                      5,000                   5,000
   Property held for sale                                    271                     271
   Goodwill                                                  517                     532
   Other                                                   1,203                   1,605
                                                 ---------------           -------------
                                                           6,991                   7,408
                                                 ---------------           -------------
TOTAL ASSETS                                     $        32,646           $      24,934
                                                 ===============           =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term
     obligations                                 $           103           $         112
   Short-term borrowings                                   9,550                     796
   Accounts payable                                        3,674                   2,139
   Accrued liabilities                                     1,322                   2,288
                                                 ---------------           -------------
      Total current liabilities                           14,649                   5,335

Long-term obligations, net of
   current maturities                                     16,022                  15,884

Redeemable preferred stock                                 5,000                   5,000

Stockholders' equity (deficit):
   Common stock, $.50 par value,
      10,000,000 shares authorized,
      3,004,367 and 2,926,805 shares
      issued and outstanding at March 31, 1997
      and September 30, 1996, respectively                 1,502                   1,463
   Additional paid-in capital                              6,313                   5,991
   Accumulated deficit                                   (10,840)                 (8,739)
                                                 ---------------           -------------
      Total stockholders' equity (deficit)                (3,025)                 (1,285)
                                                 ---------------           -------------
TOTAL LIABILITIES & STOCK-
   HOLDERS' EQUITY (DEFICIT)                     $        32,646           $      24,934
                                                 ===============           =============




   The accompanying notes are an integral part of these financial statements.

Page 2                                                                Form 10-Q

                            STATEMENTS OF OPERATIONS
          THREE AND SIX MONTHS ENDED MARCH 31, 1997 AND APRIL 6, 1996
                                  (Unaudited)
                   ($ in thousands except per share amounts)


                                                           THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                       -----------------------------         -------------------------------
                                                       March 31, 1997  April 6, 1996         March 31, 1997    April 6, 1996
                                                       --------------  -------------         --------------    -------------
       Net sales                                     $       7,919      $      6,505          $      12,847   $       10,626
       Cost of sales                                         5,986             6,366                  9,650            9,840
                                                     -------------      ------------          -------------   --------------
          Gross profit                                       1,933               139                  3,197              786

       Selling and marketing expenses                        1,974             1,519                  3,324            2,448

       General and administrative expenses                   1,089             1,122                  1,939            1,637
                                                     -------------      ------------          -------------   --------------
          Loss from operations                              (1,130)           (2,502)                (2,066)          (3,299)

       Other income (expense):
           Royalty and sub-license income, net                 401               600                    884              768
           Other, net                                            -               142                     55              224
                                                     -------------      ------------          -------------   --------------
                                                               401               742                    939              992

       Loss before interest and income taxes                  (729)           (1,760)                (1,127)          (2,307)

       Interest expense                                        541               793                    974            1,505
                                                     -------------      ------------          -------------   --------------
       Loss before income taxes                             (1,270)           (2,553)                (2,101)          (3,812)

       Provision for income taxes                                -                 -                      -                -
                                                     -------------      ------------          -------------   --------------

       Net loss                                      $      (1,270)     $     (2,553)         $      (2,101)  $       (3,812)
                                                     =============      ============          =============   ==============
       Net loss per share                            $       (0.43)     $      (0.97)         $       (0.71)  $        (1.45)
                                                     =============      ============          =============   ==============





   The accompanying notes are an integral part of these financial statements.

Page 3                                                                Form 10-Q
                            STATEMENTS OF CASH FLOWS
               SIX MONTHS ENDED MARCH 31, 1997 AND APRIL 6, 1996
                                  (Unaudited)
                                ($ in thousands)

                                                        Mar. 31, 1997          Apr. 6, 1996
                                                        -------------         -------------
CASH FLOWS FROM
   OPERATING ACTIVITIES:

Net loss                                                $       (2,101)     $       (3,812)
Adjustments to reconcile net income to net cash
   used for operating activities                                                         -

      Depreciation                                                 168                  70
      Amortization                                                 210               1,086
      Gain on sale of assets                                        (1)                (74)

      Changes in operating assets and liabilities -

           Receivables                                          (4,237)             (2,680)
           Inventories                                          (2,919)                365
           Prepaid expenses and other                              (40)               (547)
           Accounts payable                                      1,535               1,225
           Accrued liabilities                                    (544)                688
                                                        --------------      --------------

Net cash used for operating activities                          (7,929)             (3,679)
                                                        --------------      --------------

CASH FLOWS FROM
   INVESTING ACTIVITIES:

   Additions to property, plant and equipment                     (313)                (35)
   Proceeds from sale of property, plant & equipment                 2               2,209
   Payments received on note receivable                              -               1,600
                                                        --------------      --------------

         Net cash provided by (used for)
            investing activities                                  (311)              3,774
                                                        --------------      --------------
CASH FLOWS FROM
   FINANCING ACTIVITIES:

Net increase in short-term borrowings
    from bank                                                    8,754               1,800



Principal payments on long-term obligations                        (36)             (1,892)
                                                        --------------      --------------

   Net cash provided by (used for)
      financing activities                                       8,718                 (92)
                                                        --------------      --------------

NET CHANGE IN CASH                                                 478                   3

CASH, beginning of period                                           47                   7
                                                        --------------      --------------

CASH, end of period                                     $          525      $           10
                                                        ==============      ==============

Supplemental disclosures of
   cash flow information:


Cash paid during the period for:

      Interest                                          $          675      $          422
                                                        ==============      ==============
      Income taxes                                      $            -      $            -
                                                        ==============      ==============



   The accompanying notes are an integral part of these financial statements.

Page 4                                                                Form 10-Q

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                     NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The quarterly financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Company's latest annual report on Form 10-K. In the opinion of management of the Company, all adjustments necessary, consisting only of normal recurring adjustments, to present fairly (1) the financial position of The Arnold Palmer Golf Company as of March 31, 1997; (2) the results of its operations and its cash flows for the six months ended March 31, 1997 and April 6, 1996; and (3) the results of its operations for the three months ended March 31, 1997 and April 6, 1996, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

Reference is also made to the Company's annual report on Form 10-K for the seven month transition period ended September 30, 1996, for a discussion of the Company's significant accounting policies.


                                     NOTE 2
INCOME TAXES:

The Company has federal tax loss carryforwards of approximately $24.0 million at September 30, 1996. There was no current income tax provision or benefit recorded during the six months ending March 31, 1997 due to the losses sustained by the Company.

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

Advances under the line of credit bear interest at the lesser of the prime rate minus 0.50% or one, two or three month LIBOR plus 2 points. As of March 31, 1997, total advances outstanding under the line of credit were $9.6 million and bear interest at the prime rate less 0.50% (8.00% at March 31, 1997).

The Company's previous $15.0 million bank line of credit was scheduled to mature in July 1997. In December 1996, the Company and the bank agreed to convert $12.0 million of the line of credit to term debt due December 1999 and enter a new line of credit agreement for $12.0 million due December 1997, providing a total of $24.0 million in financing, which is guaranteed by the Guarantor. As a result of these new agreements, $12.0 million of the amount outstanding under the line of credit at September 30, 1996 has been classified as long-term debt in the accompanying balance sheet. The unsecured term loan bears interest at the fixed rate of 8.25% with interest payable monthly in arrears. During the quarter ended December 31, 1996, the Company borrowed $1.1 million from the Guarantor, which amount plus accrued interest was repaid on January 9, 1997. The Company's Board of Directors is considering appropriate compensation to be paid to the Guarantor in consideration of his guarantee of the new credit facility.

Page 6                                                                Form 10-Q

                                     NOTE 4

NET LOSS PER COMMON SHARE:

The computation of net loss per common share and common equivalent share is based on the monthly weighted average number of common shares outstanding during the period after adding common stock equivalents (stock options) having a dilutive effect.

                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                    --------------------------------   ---------------------------
                                      MAR 31, 1997       APR 6, 1996   MAR 31, 1997    APR 6, 1996
                                    ----------------     -----------   ------------    -----------
Weighted average
   number of common
   shares outstanding               2,977,121             2,632,134      2,951,686      2,628,695

Effect of assumed
   exercise of stock
   options (where dilutive)              --                    --             --             --
                                    ---------             ---------      ---------      ---------

Weighted average
   common and common
   equivalent shares
   outstanding                      2,977,121             2,632,134      2,951,686      2,628,695
                                    =========             =========      =========      =========



                                     NOTE 5
INVENTORIES:

Inventories as of March 31, 1997 and September 30, 1996, were as follows (in thousands):

                                      Mar. 31, 1997        Sept. 30, 1996
                                   ------------------      ---------------
Inventories:
   Raw materials                   $            5,298      $         4,344
   Work-in-process                                217                  221
   Finished goods                               6,895                4,926
                                   ------------------      ---------------
                                   $           12,410      $         9,491
                                   ==================      ===============

Page 7                                                                Form 10-Q

                                     NOTE 6

MATERIAL CONTINGENCIES:

On March 25, 1996, Richard E. Wenz, the former CEO of the Company, filed a lawsuit against Arthur P. Becker, formerly Chairman of the Board, in the United States District Court for the Southern District of New York. The lawsuit arises out of the publication in the June 12, 1995 edition of Fortune magazine of certain statements relating to Mr. Wenz's relationship with the Company which were attributed to Mr. Becker.

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

As of this date, discovery is in process but has not yet been completed, and no trial date has been set. Accordingly, it is premature to speculate upon the ultimate resolution or outcome of the lawsuit. Mr. Becker intends to defend the suit vigorously.

                                    NOTE 7

RECENT ACCOUNTING PRONOUNCEMENTS:

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 changes the criteria for reporting earnings per share ("EPS") by replacing primary EPS with basic EPS and fully diluted EPS with diluted EPS. Due to the losses sustained by the Company (which make common stock equivalents anti-dilutive), SFAS 128 will not have any impact on current year or retroactive EPS calculations.

Page 8                                                                Form 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
As of March 31, 1997, the Company had working capital of $9.1 million and a current ratio of 1.6 to one. This compares to working capital of $10.7 million and a current ratio of 3.0 to one as of September 30, 1996. As of March 31, 1997, current borrowings under the Company's line of credit had increased $8.8 million from period ending September 30, 1996. During the same period, other current liabilities increased $560,000. The increase in total current liabilities was used to fund an increase in trade receivables of $4.2 million and an increase in inventory of $2.9 million. The increase in borrowings was also used for capital expenditures and to fund the Company's six month operating loss of $2.1 million. As the Company moves into the third and fourth quarters of its fiscal year ending September 30, 1997, collections of trade receivables are anticipated to increase substantially above first and second quarter levels due to the terms of the Company's fall and winter sales programs which offer extended payment terms to these periods. Likewise, inventory purchases were at higher levels during winter months to prepare for the Spring and Summer sales season. Due to the seasonality of the golf industry, inventory purchases are expected to decrease during the Company's third and fourth quarters. Due to the increase in receivable collections and the decrease in inventory purchases, cash generated during the second half of the fiscal year is expected to be sufficient to meet working capital needs and to reduce the amount outstanding on the Company's line of credit facility. Capital expenditures for the six month period ending March 31, 1997, were approximately $300,000 and are expected to total approximately $600,000 for the fiscal year ending September 30, 1997.

RESULTS OF OPERATIONS
The tables below compare net sales by product line and market segment for the Company's second quarter and six months ending March 31, 1997, to comparable prior year periods.

                                                Sales By Product Line
                                                 ($'s in thousands)

                              2nd Quarter                           Year to Date
                   --------------------------------             ---------------------------------
                    1997         1996      % Change              1997         1996       % Change
                   --------------------------------             ---------------------------------
Clubs              3,766        3,739          0.7               6,462         5,601         15.4
Bags               3,439        2,739         25.6               5,351         4,771         12.2
Outlet                99           27        266.7                 246           254         (3.1)
Components           601        - - -        - - -                 774         - - -       - - -
Other                 14        - - -        - - -                  14         - - -       - - -
                   -------------------------------              ---------------------------------
  Total            7,919        6,505         21.7              12,847        10,626         20.9
                   -------------------------------              ---------------------------------


                                              Sales By Market Segment
                                                ($'s in thousands)

                              2nd Quarter                            Year to Date
                   --------------------------------            --------------------------------
                     1997        1996      % Change              1997         1996     % Change
                   --------------------------------            --------------------------------

Pro                3,504        2,718          28.9             6,556         4,296        52.6
Retail             3,151        3,760         (16.2)            4,562         6,076       (24.9)
Contract             399        - - -         - - -               472         - - -       - - -
Outlet                99           27         266.7               246           254        (3.1)
Components           601        - - -         - - -               774         - - -       - - -
Other                165        - - -         - - -               237         - - -       - - -
                   --------------------------------            --------------------------------
  Total            7,919        6,505          21.7            12,847        10,626        20.9
                   --------------------------------            --------------------------------


Sales by Product Line
Total net sales for the second quarter ending March 31, 1997 were $7.9 million, an increase of $1.4 million, or 21.7% over the comparable prior year period. Net sales for the six month period ending March 31, 1997, were $2.2 million above the prior year six month period, an increase of 20.9%. Sales growth was primarily in the Company's core product lines, clubs and bags, which increased $1.4 million during the current year's six month period, a 13.9% increase over the prior year six month period. The Company's recently acquired component division, National Golf Suppliers, recorded sales of $774,000 for the six month period ending March 31, 1997. The component division was acquired in June 1996, therefore prior year sales are not included in the Company's results of operations.

Sales by Market Segment
The Company achieved significant sales growth during the second quarter and six months ending March 31, 1997, over the same prior year periods, in its pro line business. Sales of pro line products increased $2.3 million during the current six month period over the comparable prior year period, an increase of 52.6%. The increase in pro line product sales is consistent with the Company's strategic goal to increase its presence in this more profitable market segment. Pro line sales during the Company's current six month period were 59.0% of combined pro and retail sales, compared to 41.4% during the comparable prior year six month period.

Sales to mass merchandisers declined $1.5 million during the Company's current six month period, a 24.9% decrease. The decline in this market segment was due to the overstocked inventories in the retail market as merchants entered their 1996 Fall and 1997 Spring buying season. Current year contract sales of $472,000 consist primarily of bags manufactured for other golf companies. Other year to date sales of $237,000 represent sales of club raw materials to the Company's sub-licensees.

The Company's gross profit as a percentage of net sales for the second quarter and six month period ending March 31, 1997, was 24.4% and 24.9% respectively. Gross profit for the comparable prior year periods was 2.1% and 7.4%, which reflect inventory write-downs of approximately $1.1 million. Disregarding the effect of the write-downs, gross profits would have been 19.7% and 18.2% in the comparable prior year periods. Gross profits in the current year reflect the shift in product mix toward the more profitable pro line business segment.

Selling and marketing expenses increased $455,000 and $876,000 for the second quarter and six months ending March 31, 1997, over the same prior year periods. Increased expenses for commissions and royalties due to the growth in pro line business over prior year periods accounted for approximately $150,000 of the increase. Also, the Company's investment in promotional and advertising programs necessary to achieve continued growth in the pro line market was approximately $450,000 above prior year levels.

General and administrative expenses during the Company's second quarter ending March 31, 1997, decreased $33,000 from the same prior year period. For the six month period ending March 31, 1997, general and administrative expenses increased $302,000 above the comparable prior year period. A portion of the year to date increase is due to key management positions being filled which were vacant for a portion of the prior year period. Legal expenses relative to continued litigation with the Company's former CEO also contributed to the increase.

Other income decreased slightly for the six months ending March 31, 1997, compared to the same prior year period. Royalty and sub-license income increased $116,000 during the current year six month period over the same prior year six month period. The increase was offset by a decrease in other income from $224,000 for the six month period ending April 6, 1996 to $55,000 for the current fiscal year six month period. Prior year other income reflects the gain recorded on the sale of the Company's East Pocahontas, Arkansas facility.

Interest expense for the six month period ending March 31, 1997, decreased 35.3%, or $531,000 from the comparable prior year six month period. Cash interest expense during the current year six month period increased $252,000 above the same prior year six month period, while non-cash interest decreased by $783,000. The decrease in non-cash interest was due to amortization of the Company's subordinated notes during the prior year six month period ending April 6, 1996, not recurring during the current year.

Page 11                                                               Form 10-Q

                           PART II.  OTHER INFORMATION



Item 1. Legal Proceedings

        The Company has settled the litigation filed against the Company on November 21, 1994, by Richard E. Wenz, the former CEO of the Company, arising from the termination of his employment with the Company, in the case styled Richard E. Wenz v. ProGroup, Inc., in the Chancery Court of Hamilton County, Tennessee. The case was dismissed with prejudice with respect to all claims by court order dated March 11, 1997, in exchange for the payment by the Company of approximately $176,000 to Mr. Wenz. The settlement has no effect on the previously disclosed pending litigation between Mr. Wenz and Mr. Becker for which the Company has agreed to indemnify Mr. Becker.


Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits -

             See Exhibit Index on page 13 of this Form 10-Q.

        (b)  Reports on Form 8-K -

             The Registrant did not file any reports on Form 8-K during the quarter ending March 31, 1997.

 Page 12                                                              Form 10-Q




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                       THE ARNOLD PALMER GOLF COMPANY
                               ------------------------------------------------
                                               (Registrant)




                               /s/      Roger M. Helms
                               ------------------------------------------------
                                        Roger M. Helms
                               President and Chief Operating Officer


                               /s/      David J. Kirby
                               ------------------------------------------------
                                        David J. Kirby
                               Vice President Finance (Chief Financial Officer)



Date    April 30, 1997
     -------------------

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

          27                    Financial Data Schedule (for SEC use only).



            * Incorporated by reference herein from the Company's Form 10-Q for the quarter ended August 31, 1996.

            ** Incorporated by reference herein from the Company's Form 10-K for the year ended February 25, 1995.