Form 10-Q
period 1997-06-30
ARNOLD PALMER GOLF CO
filed 1997-08-14
CIK 80397

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended   June 30, 1997       Commission File Number    0-921
                     ------------------                            -----------

                       THE  ARNOLD PALMER GOLF COMPANY
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

     Tennessee                                          62-0331019
--------------------------------------------------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

     6201 Mountain View Road, Ooltewah, Tennessee                     37363
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


Yes         x     .  No           .
     --------------    -----------

As of July 26, 1997, 833,333 shares of Series NB Preferred Stock and 3,004,367 shares of Common Stock were outstanding.

                                    INDEX


                                                                Pages
                                                                -----

Part I.  Financial Information

         Balance Sheets - June 30, 1997 and
          September 30, 1996                                       1

         Statements of Operations - Three and Nine Months
          Ended June 30, 1997 and July 6, 1996                     2

         Statements of Cash Flows - Nine Months Ended
          June 30, 1997 and July 6, 1996                           3

         Notes to Financial Statements                         4 - 7

         Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                           8 -11


Part II.  Other Information                                       12

         Signature Page                                           13


Page 1                                                                Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS
                                BALANCE SHEETS
                     JUNE 30, 1997 AND SEPTEMBER 30, 1996
                               ($ in thousands)


ASSETS
                                                          June 30, 1997       Sept 30, 1996
                                                          -------------       -------------
                                                           (Unaudited)
Current assets:
   Cash                                                      $       263        $        47

   Trade receivables                                              11,291              6,350
        less: allowance for doubtful accounts                       (618)              (720)
                                                             -----------        -----------
            Net receivables                                       10,673              5,630

   Inventories, net                                               11,238              9,491

   Prepaid expenses and other                                        655                913
                                                             -----------        -----------
      Total current assets                                        22,829             16,081

Property, plant and equipment                                      5,130              4,195
        less: accumulated depreciation                            (2,951)            (2,750)
                                                             -----------        -----------
            Net property, plant and equipment                      2,179              1,445


Other assets:

   Investment in NBHI                                              5,000              5,000
   Property held for sale                                            271                271
   Goodwill                                                          510                532
   Other                                                           1,208              1,605
                                                             -----------        -----------
                                                                   6,989              7,408
                                                             -----------        -----------
TOTAL ASSETS                                                 $    31,997        $    24,934
                                                             ===========        ===========


 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                                            June 30, 1997     Sept 30, 1996
                                                            -------------     -------------
                                                             (Unaudited)
 Current liabilities:
    Current maturities of long-term
      obligations                                            $       101        $       112
    Short-term borrowings                                         10,150                796
    Accounts payable                                               3,281              2,139
    Accrued liabilities                                            1,264              2,288
                                                             -----------        -----------
       Total current liabilities                                  14,796              5,335

 Long-term obligations, net of
    current maturities                                            16,091             15,884

 Redeemable preferred stock                                        5,000              5,000

 Stockholders' equity (deficit):
    Common stock, $.50 par value,
       10,000,000 shares authorized,
       3,004,367 and 2,926,805 shares
       issued and outstanding at June 30, 1997
       and September 30, 1996, respectively                        1,502              1,463
    Additional paid-in capital                                     6,313              5,991
    Accumulated deficit                                          (11,705)            (8,739
                                                             -----------        -----------
       Total stockholders' equity (deficit)                       (3,890)            (1,285)
                                                             -----------        -----------
 TOTAL LIABILITIES & STOCK-
    HOLDERS' EQUITY                                          $    31,997        $    24,934
                                                             ===========        ===========




  The accompanying notes are an integral part of these financial statements.

Page 2                                                                Form 10-Q

                           STATEMENTS OF OPERATIONS
          THREE AND NINE MONTHS ENDED JUNE 30, 1997 AND JULY 6, 1996
                                 (Unaudited)
                  ($ in thousands except per share amounts)


                                                              THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                        ------------------------------         ------------------------------
                                                          June 30, 1997   July 6, 1996          June 30, 1997    July 6, 1996
                                                        ---------------  -------------         --------------  --------------
       Net sales                                        $     11,172     $      9,531          $    24,019     $      20,157
       Cost of sales                                           8,413            6,590               18,063            16,430
                                                        ------------     ------------          -----------     -------------
          Gross profit                                         2,759            2,941                5,956             3,727

       Selling and marketing expenses                          2,054            1,892                5,378             4,340

       General and administrative expenses                     1,393              919                3,332             2,556
                                                        ------------     ------------          -----------     -------------
          Income (Loss) from operations                         (688)             130               (2,754)           (3,169)

       Other income (expense):
           Royalty and sub-license income, net                   426              434                1,310             1,202
           Other, net                                             11               70                   66               294
                                                        ------------     ------------          -----------     -------------
                                                                 437              504                1,376             1,496

       Income (Loss) before interest and income taxes           (251)             634               (1,378)           (1,673)

       Interest expense                                          614              527                1,588             2,032
                                                        ------------     ------------          -----------     -------------
       Income (Loss) before income taxes                        (865)             107               (2,966)           (3,705)

       Provision for income taxes                                  -                -                    -                 -
                                                        ------------     ------------          -----------     -------------
       Net income (loss)                                $       (865)    $        107          $    (2,966)    $      (3,705)
                                                        ============     ============          ===========     =============
       Net income (loss) per share                      $      (0.29)    $       0.04          $     (1.00)    $       (1.37)
                                                        ============     ============          ===========     =============




  The accompanying notes are an integral part of these financial statements.

Page 3                                                                 Form 10-Q

                            STATEMENTS OF CASH FLOWS
                NINE MONTHS ENDED JUNE 30, 1997 AND JULY 6, 1996
                                  (Unaudited)
                                ($ in thousands)

                                                                June 30, 1997            July 6, 1996
                                                                -------------            ------------
CASH FLOWS FROM
   OPERATING ACTIVITIES:

Net loss                                                        $   (2,966)              $   (3,705)
Adjustments to reconcile net loss to net cash
   used for operating activities -

      Depreciation                                                     281                      132
      Amortization                                                     267                    1,260
      Gain on sale of assets                                            (1)                     (74)

      Changes in operating assets and liabilities -

           Receivables                                              (5,043)                  (4,402)
           Inventories                                              (1,747)                   1,088
           Prepaid expenses and other                                  258                     (620)
           Accounts payable                                          1,142                      876
           Accrued liabilities                                        (575)                     559
                                                                ----------               ----------

Net cash used for operating activities                              (8,384)                  (4,886)
                                                                ----------               ----------

CASH FLOWS FROM
   INVESTING ACTIVITIES:

   Additions to property, plant and equipment                         (709)                    (104)
   Proceeds from sale of property, plant & equipment                     3                    2,209
   Payments received on note receivable                                  -                    1,600
                                                                ----------               ----------

         Net cash provided by (used for)
            investing activities                                      (706)                   3,705
                                                                ----------               ----------

                                                                June 30, 1997            July 6, 1996
                                                                -------------            ------------
 CASH FLOWS FROM
    FINANCING ACTIVITIES:

 Net increase in short-term borrowings
    from bank                                                   $    9,354               $    3,100



 Principal payments on long-term obligations                           (48)                  (1,908)
                                                                ----------               ----------

    Net cash provided by financing
      activities                                                     9,306                    1,192
                                                                ----------               ----------

 NET CHANGE IN CASH                                                    216                       11

 CASH, beginning of period                                              47                        7
                                                                ----------               ----------

 CASH, end of period                                            $      263               $       18
                                                                ==========               ==========

 Supplemental disclosures of
    cash flow information:


 Cash paid during the period for:

       Interest                                                 $    1,163               $      745
                                                                ==========               ==========
       Income taxes                                             $        -               $        -
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

Page 4                                                                Form 10-Q

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                                     NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The quarterly financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Company's latest annual report on Form 10-K. In the opinion of management of the Company, all adjustments necessary, consisting only of normal recurring adjustments, to present fairly (1) the financial position of The Arnold Palmer Golf Company as of June 30, 1997; (2) the results of its operations and its cash flows for the nine months ended June 30, 1997 and July 6, 1996; and (3) the results of its operations for the three months ended June 30, 1997 and July 6, 1996, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

Reference is also made to the Company's annual report on Form 10-K for the seven month transition period ended September 30, 1996, for a discussion of the Company's significant accounting policies.


                                     NOTE 2
INCOME TAXES:

The Company had federal tax loss carryforwards of approximately $24.0 million at September 30, 1996. There was no current income tax provision or benefit recorded during the nine months ending June 30, 1997 due to the losses sustained by the Company.

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

Advances under the line of credit bear interest at the lesser of the prime rate minus 0.50% or one, two or three month LIBOR plus 2 points. As of June 30, 1997, total advances outstanding under the line of credit were $10.2 million and bear interest at the prime rate less 0.50% (8.00% at June 30, 1997).


                                     NOTE 4

NET LOSS PER COMMON SHARE:

The computation of net loss per common share and common equivalent share is based on the monthly weighted average number of common shares outstanding during the period after adding common stock equivalents (stock options) having a dilutive effect.


                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                      ------------------------------    --------------------------------
                                      JUNE 30, 1997    JULY  6, 1996    JUNE 30, 1997      JULY  6, 1996
                                      -------------    -------------    -------------      -------------
     Weighted average
      number of common
      shares outstanding                3,004,367       2,865,267         2,969,247          2,705,581
     Effect of assumed
      exercise of stock
      options (where dilutive)               --              --               --                  --
                                      -----------      ----------       -----------        -----------
     Weighted average
      common and common
      equivalent shares
      outstanding                       3,004,367       2,865,267         2,969,247          2,705,581
                                      ===========      ==========       ===========        ===========

Page 6                                                                 Form 10-Q


                                     NOTE 5
INVENTORIES:

Inventories as of June 30, 1997 and September 30, 1996 were as follows (in thousands):




                                June 30, 1997     Sept. 30, 1996
                                -------------     --------------
Inventories:
  Raw materials                 $     5,157       $        4,344
  Work-in-process                       215                  221
  Finished goods                      5,866                4,926
                                -----------       --------------
                                $    11,238       $        9,491
                                ===========       ==============


                                     NOTE 6

MATERIAL CONTINGENCIES:

On March 25, 1996, Richard E. Wenz, the former CEO of the Company, filed a lawsuit against Arthur P. Becker, formerly Chairman of the Board, in the United States District Court for the Southern District of New York. The lawsuit arose out of the publication in the June 12, 1995 edition of Fortune magazine of certain statements relating to Mr. Wenz's relationship with the Company which were attributed to Mr. Becker.

The complaint alleged a cause of action against Mr. Becker for defamation per se and sought compensatory damages of at least $10 million, plus punitive damages in an unspecified amount. Pursuant to the provisions of the Amended and Restated By-Laws of the Company and the applicable provisions of the Tennessee Business Corporation Act, the Company agreed to indemnify Mr. Becker from liability which he might incur as a result of the lawsuit. The Company also agreed to advance certain costs of defense of the lawsuit to Mr. Becker.

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

Page 7                                                                Form 10-Q

Subsequent to the third quarter ending June 30, 1997, the lawsuit filed by Mr. Wenz was settled and the complaint dismissed in exchange for a payment by the Company to Mr. Wenz of $75,000.


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

Page 8                                                                Form 10-Q

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

FINANCIAL CONDITION
As of June 30, 1997, the Company had working capital of $8.0 million and a current ratio of 1.5 to one. This compares to working capital of $10.7 million and a current ratio of 3.0 to one as of September 30, 1996. As of June 30, 1997, current borrowings under the Company's line of credit had increased $9.4 million from the period ending September 30, 1996. The increase in borrowings was used to fund an increase in trade receivables of $5.0 million and an increase in inventory of $1.7 million. Borrowings were also used to fund the Company's nine month operating loss of $3.0 million as of June 30, 1997. Due to the seasonality of the golf industry, sales are strongest during the Company's third quarter, April through June. Therefore, the increase in trade receivables during the third quarter was within management's expectations. Net property, plant and equipment increased approximately $700,000 for the nine month period ending June 30, 1997. Capital expenditures are expected to be approximately $900,000 for the fiscal year ending September 30, 1997.

RESULTS OF OPERATIONS
The tables below compares net sales by product line and market segment for the Company's third quarter and nine months ending June 30, 1997, to comparable prior year periods.

Page 9                                                                 Form 10-Q


                             Sales By Product Line
                               ($'s in thousands)


                      3rd Quarter                   Year to Date
              -----------------------------------------------------------
               1997     1996     % Change     1997      1996     % Change
              -----------------------------------------------------------
Clubs          5,841    5,742         1.7    12,134    11,343         7.0
Bags           3,737    3,654         2.3     9,088     8,427         7.8
Outlet           361      135       167.4       673       387        73.9
Components     1,078      --         --       1,784       --         --
Apparel          113      --         --         127       --         --
Gloves/Balls      42      --         --         213       --         --
              -----------------------------------------------------------
 Total        11,172    9,531        17.2    24,019    20,157        19.2
              -----------------------------------------------------------

                            Sales By Market Segment
                               ($'s in thousands)

                      3rd Quarter                   Year to Date
              -----------------------------------------------------------
               1997     1996     % Change     1997      1996     % Change
              -----------------------------------------------------------

Pro            5,732    5,357         7.0    12,290     9,655        27.3
Retail         3,649    4,001        (8.8)    8,211    10,077       (18.5)
Contract         244      --          --        716       --          --
Outlet           361      135       167.4       673       387        73.9
Components     1,078      --          --      1,784       --          --
Export           103       38       171.1       307        38       707.9
Other              5      --          --         38       --          --
              -----------------------------------------------------------
 Total        11,172    9,531        17.2    24,019    20,157        19.2
              -----------------------------------------------------------

Sales by Product Line
Total net sales for the third quarter ending June 30, 1997 increased $1.6 million to $11.2 million, a 17.2% increase over third quarter 1996 sales of $9.5 million. Net sales for the nine month period ending June 30, 1997 were $3.9 million above the prior year nine month period, an increase of 19.2%. Sales of the Company's core product line, clubs and bags, increased $1.5 million during the current year's nine month period, a 7.3% increase over the prior year nine month period. Sales for the Company's component division, National Golf Suppliers, were $1.1 million and $1.8 million for the third quarter and nine months ending June 30, 1997, respectively. The component division was acquired as of June 30, 1996, therefore prior year sales are not included in the Company's results of operations. Export sales represent sales of golf bags, finished clubs and club components to the Company's foreign sub-licensees in Canada, Europe, Australia and the Far East.

Sales by Market Segment
Sales growth continued strong in the Company's pro line products for the third quarter and nine month period ending June 30, 1997, compared to the same prior year periods. Pro line product sales increased $2.6 million during the nine month period to $12.3 million, a 27.3% increase over the comparable prior year period and represented 59.9% of combined pro and retail sales,

Page 10                                                              Form 10-Q

compared to 48.9% during the comparable prior year nine month period. The most significant growth in pro line merchandise sales for the nine month period ending June 30, 1997 was in golf club sales which increased by 36.0% over the prior year nine month period, to $6.5 million. Growth in the pro line business is consistent with the Company's strategy to shift it's product mix to the more profitable pro market, which includes on-course pro shops and off-course golf equipment retailers.

Sales to mass merchandisers (retail) declined $362,000 and $1.9 million during the Company's third quarter and nine months ending June 30, 1997 from the respective prior year periods. The decline in this market segment was due to overstocked inventories at retailers going into the golf season, resulting in fewer orders for initial shipments than in the prior year. Contract sales of $716,000 consist of bags manufactured for other golf companies.

The Company's gross profit as a percentage of net sales for the third quarter and nine month period ending June 30, 1997, was 24.7% and 24.8%, respectively. Gross profit for the comparable prior year periods was 30.9% and 18.5%, respectively. Gross profits during the third quarter and nine months ending June 30, 1997 were diluted by sales of closeout and discontinued merchandise, particularly in the Company's golf bag division. Closeout sales during the current year nine month period were approximately $1.3 million. The Company's objective is to dispose of closeout merchandise in season, thereby avoiding further margin erosion due to inventory write-downs during off season periods.

Selling and marketing expenses increased $162,000 or 8.6% for the third quarter ending June 30, 1997 over the prior year third quarter, and was $1.0 million or 23.9% greater in the current year nine month period compared to prior year. Advertising and promotional expenses for the nine month period ending June 30, 1997 accounted for approximately $500,000 of the increase. Commission expenses were $200,000 greater in the nine month period due to the growth in pro line business. Selling and operating expenses for the Company's retail outlet stores accounted for $150,000 of the increase, most of which related to the Company's outlet store in Branson, Missouri which opened in July 1996.

General and administrative expenses increased $776,000 during the nine months ending June 30, 1997 from the comparable nine month period in the prior year, most of which occurred during the Company's third quarter. General and administrative expenses for the Company's component division were $270,000 for the nine month period, for which there were no comparable expenses in the prior year, as the Company acquired it's component division in June 1996. Legal expenses relating primarily to the litigation between the Company's former CEO and the Company, were $383,000 for the nine month period, an increase of $170,000 over the nine month period in the prior year. Other increases in general and administrative expenses related to the ongoing implementation of a fully integrated management information software system and personnel expenses for key management positions vacant during the prior year nine month period.

Page 11                                                                Form 10-Q

Total other income decreased $120,000 during the nine month period ending June 30, 1997 from the prior year nine month reporting period. Royalty income from the Company's sub-licensees increased $108,000 during the current year nine month period, offset by a decrease in other income items of $228,000. Prior year other income included a gain on the sale of the Company's East Pocahontas, Arkansas facility.

Interest expense for the nine month period ending June 30,1997 decreased 21.9%, or $444,000 from the comparable prior year nine month period. Cash interest expense during the current year nine month period increased $418,000 above the same prior year nine month period, while non-cash interest decreased by $862,000. The decrease in non-cash interest was due to amortization of the Company's subordinated notes during the prior year nine month period ending July 6, 1996, not recurring during the current year as those notes were converted into common stock.

The Company's net loss for third quarter ending June 30, 1997 was $865,000, compared to net income of $107,000 in the comparable prior year period. Losses for the nine month period were reduced by $739,000 from the prior year's nine month loss of $3.7 million, a 19.9% improvement. The most significant factors contributing to third quarter losses were low margins on closeout and discontinued merchandise and the increase in general and administrative expenses from the prior year three month period.

Page 12                                                               Form 10-Q

                         PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

On March 25, 1996, Richard E. Wenz, the former CEO of the Company, filed a lawsuit against Arthur P. Becker, formerly Chairman of the Board, in the United States District Court for the Southern District of New York. The lawsuit arose out of the publication in the June 12, 1995 edition of Fortune magazine of certain statements relating to Mr. Wenz's relationship with the Company which were attributed to Mr. Becker.

The complaint alleged a cause of action against Mr. Becker for defamation per se and sought compensatory damages of at least $10 million, plus punitive damages in an unspecified amount. Pursuant to the provisions of the Amended and Restated By-Laws of the Company and the applicable provisions of the Tennessee Business Corporation Act, the Company agreed to indemnify Mr. Becker from liability which he might incur as a result of the lawsuit. The Company also agreed to advance certain costs of defense of the lawsuit to Mr. Becker.

On May 21, 1996, Mr. Wenz amended his complaint by adding Time, Inc., the publisher of Fortune magazine, as an additional defendant in the lawsuit. The cause of action alleged against Time, Inc. is also for defamation per se, arises out of the same June 12, 1995 article, and also sought compensatory damages of at least $10 million.

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

Subsequent to the third quarter ending June 30, 1997, the lawsuit filed by Mr. Wenz was settled and the complaint dismissed in exchange for a payment by the Company to Mr. Wenz of $75,000.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits -

              See Exhibit Index on page 14 of this Form 10-Q.

         (b)  Reports on Form 8-K -

              The Registrant did not file any reports on Form 8-K during the quarter ending June 30, 1997.

Page 13                                                               Form 10-Q


                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                   THE ARNOLD PALMER GOLF COMPANY
                              ----------------------------------------------
                                            (Registrant)



                              /s/      Roger M. Helms
                              -----------------------------------------------
                                       Roger M. Helms
                              President and Chief Operating Officer


                              /s/      David J. Kirby
                              ------------------------------------------------
                                       David J. Kirby
                              Vice President Finance (Chief Financial Officer)



Date    August 12, 1997

Page 14                                                                Form 10-Q



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