Form 10-K
period 1997-09-30
ARNOLD PALMER GOLF CO
filed 1997-12-29
CIK 80397

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Fiscal Year Ending September 30, 1997
                            Commission File No. 0-921

                         THE ARNOLD PALMER GOLF COMPANY
             ------------------------------------------------------
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


Common Stock - par value      National Association of Securities Dealers, Inc.
     $.50 per share           Automated Quotation System - Small Cap Market
--------------------------------------------------------------------------------
   (Title of Class)                (Name of Exchange on which Registered)


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
    X    Yes         No
  -----       ------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [     ]
                               ---

         As of December 22, 1997, the aggregate market value of the voting stock held by non-affiliates was approximately $5,121,000 (based on the closing price on that date of $2.3125 per share).

         As of December 22, 1997, 833,333 shares of Series NB Preferred Stock and 3,004,367 shares of Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Specified portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held February 20, 1998, are incorporated by reference into Part III of this Form 10-K. Other documents incorporated by reference in this report are listed in the Exhibit Index.

                                     PART I

Item 1. Business

General
The Arnold Palmer Golf Company ("APGC" or the "Company") was incorporated in Tennessee in 1932 and began operations as the Professional Golf Co., Inc. In 1966 it merged with First Flight Co. and in 1975 changed its name to ProGroup, Inc. In July 1996, the Company changed its name to The Arnold Palmer Golf Company. APGC manufactures, markets and distributes a full line of golf products, including Arnold Palmer and First Flight golf equipment, and Hot-Z golf bags and luggage. APGC owns, subject to certain exceptions, the exclusive worldwide right to the Arnold Palmer trade name in connection with the Company's manufacture, sale and distribution of golf products. For purposes of this report, "fiscal 1997, 1996, and 1995" refer to the fiscal years ended September 30, 1997, March 2, 1996 and February 25, 1995, respectively. The "1996 transition period" refers to the seven-month period ended September 30, 1996.

Principal Products
The Company manufactures and markets golf clubs, golf bags, golf accessories and luggage.

Markets
The principal market for the products sold by the Company is the United States. Foreign sales were negligible during fiscal 1997. Certain golf equipment is manufactured and distributed on a contract basis to other wholesalers. Branded golf products are sold to pro shops and retailers.

Methods of Distribution
The principal method of distribution of the Company's products is through employee-sales representatives and independent sales representatives. The Company's products are sold through separate and distinct trade channels: golf courses and resorts; golf shops not affiliated with golf courses; and major retailers.

Sources of Supplies or Raw Materials
The Company's major sources of supplies or raw materials are as follows:

       Source                                      Raw Material
       ------                                      ------------
       Mortex International Ltd.                   Bag material/hardware
       Summitt/Intro-Union Trading Limited         Iron heads, Metal wood heads
       Exel                                        Shafts

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

The term of the License Agreement extends through March 1, 2007.

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

Customers
The Company's three largest customers, Sears, Roebuck and Company, KMart Corporation, and Wal-Mart Stores Inc., accounted for 6.3%, 6.0% and 4.8%, respectively, of the Company's total sales during fiscal 1997.

Backlogs
With regard to continuing operations, the Company's backlog of unshipped orders was approximately $2,391,000 on September 30, 1997, and approximately $2,115,000 on September 30, 1996.

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

Research
No material amount was spent by the Company during fiscal 1997, 1996, 1995 or the 1996 transition period on Company-sponsored research and development activities. No material amount was spent in such years on customer-sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques.

Environmental Matters
Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not expected to have any material adverse effect upon the capital expenditures, earnings or competitive position of the Company.

Employees
The Company employed 229 people as of September 30, 1997.

Operations and Sales to Foreign Countries
The Company markets its products on a limited basis in foreign countries. The revenue derived from such foreign sales was less than 2% of net sales for fiscal 1997, 1996, 1995 and the 1996 transition period. Foreign sales are not expected to be material during the fiscal year ending September 30, 1998.

Item 2. Properties

The Company owns or leases materially important properties as follows:

         (a) 6201 Mountain View Road, Ooltewah, Tennessee, is a leased building of cinder block and wood construction containing approximately 95,000 square feet. The property is used for manufacturing golf clubs and warehousing finished goods and raw materials. A portion of the property also houses the Company's corporate offices.

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

         (d) 1512 Sholar Avenue, Chattanooga, Tennessee, is a leased building of cinder block and concrete construction containing 47,400 square feet. This building was used for manufacturing golf clubs, warehousing and shipping until September 1997, at which time club operations were consolidated into the facility at 6201 Mountain View Road. The Company's lease obligation on this facility continues through December 1998, and the Company is seeking to sublease the building for the remainder of the lease term.

         (e) 300 Tanger Boulevard, Suite 405, Branson, Missouri, is a leased unit in a building of cinder block and concrete construction, said unit containing 2,900 square feet. This facility is used for retail sales.

         (f) 3300 Ruckriegel Parkway, Louisville, Kentucky, is a leased building of cinder block and concrete construction containing approximately 4,600 square feet. This building is used to house the administrative offices of the Company's National Golf Suppliers division.

Item 3. Legal Proceedings

Except as set forth below, the Company is not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to the business, nor is any of its property the subject of any such proceedings.

On March 25, 1996, Richard E. Wenz, the former CEO of the Company, filed a lawsuit against Arthur P. Becker, formerly Chairman of the Board and formerly a Board member of the Company, in the United States District Court for the Southern District of New York. The lawsuit arose out of the publication in the June 12, 1995 edition of Fortune magazine of certain statements relating to Mr. Wenz's relationship with the Company which were attributed to Mr. Becker.

The complaint alleged a cause of action against Mr. Becker for defamation per se and sought compensatory damages of at least $10 million, plus punitive damages in an unspecified amount. Pursuant to the provisions of the Amended and Restated By-Laws of the Company and the applicable provisions of the Tennessee Business Corporation Act, the Company agreed to indemnify Mr. Becker from liability which he might have incurred as a result of the lawsuit. The Company also agreed to advance certain costs of defense of the lawsuit to Mr. Becker.

On May 21, 1996, Mr. Wenz amended his complaint by adding Time Inc., the publisher of Fortune magazine, as an additional defendant in the lawsuit. The cause of action alleged against Time Inc. was also for defamation per se, which arose out of the same June 12, 1995 article, and also sought compensatory damages of at least $10 million.

On April 15, 1996, Mr. Becker filed his answer to the original complaint. The answer denied all allegations of wrongdoing and set forth 15 affirmative defenses. On June 11, 1996, Mr. Becker filed his answer to the amended complaint, repeating his denials of all wrongdoing and repeating the

15 affirmative defenses. On or about June 12, 1996, Time Inc. filed its answer, also denying all wrongdoing, and setting forth nine affirmative defenses.

The lawsuit filed by Mr. Wenz has been settled in exchange for a payment by the Company to Mr. Wenz of $75,000.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted during the fourth quarter of fiscal 1997 to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II


Item 5. Market for the Company's Common Stock and Related Security Holder
Matters.

MARKET PRICES

The Company's common shares trade on The Nasdaq Stock Market under the symbol "APGC." Based upon transfer agent records, the Company's common shares were held by approximately 1,600 shareholders as of December 22, 1997. The Nasdaq Stock Market has notified the Company that under its revised continued listing requirements, the Company will no longer qualify for continued listing on the Nasdaq Stock Market as of February 23, 1998. The Company's Series NB Preferred Stock is currently held by an affiliate of the Company's Chairman and Chief Executive Officer and is not publicly traded.

A quarterly summary of the high and low market prices per common share for fiscal 1997, 1996 and the 1996 transition period as reported by Nasdaq is shown below:


                                                          1996
                               Fiscal 1997           Transition Period             Fiscal 1996
                           -------------------    ----------------------         ---------------
Quarter:                     High        Low           High       Low            High       Low
                             ----        ---           ----       ---            ----       ---

     First                  $4.250     $3.875         $6.125     $4.250          $8.500    $5.000
     Second                  4.500      4.250          7.500      4.625           5.750     3.750
     Third                   3.750      3.375          6.625      5.500           6.000     3.500
     Fourth                  3.250      2.9375            --         --           6.500     3.750

During fiscal 1997, the Company's first, second, third and fourth quarters ended in December, March, June and September respectively. In fiscal 1996, the Company's first, second, third and fourth quarters ended in May, August, November and February respectively. During the 1996 transition period, the Company's first and second quarter ended in May and August. Due to the change in year end to September 30, 1996, the third quarter for the 1996 transition period includes only the month of September.

DIVIDENDS

Payment of dividends is at the discretion of the Company's Board of Directors and depends, among other factors, on earnings, capital requirements for planned growth and the operating and fiscal condition of the Company. No dividends were paid during fiscal 1997, 1996 and the 1996 transition period.

Item 6. Selected Financial Data.


                             SELECTED FINANCIAL DATA

   FOR FISCAL 1997, 1996, 1995, 1994, AND 1993, AND THE 1996 TRANSITION PERIOD

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      FISCAL YEAR ENDED                        1996
                                                 --------------------------------------------------------   Transition
                                                   1997        1996        1995        1994        1993       Period
                                                 --------    --------    --------    --------    --------    --------
STATEMENT OF OPERATIONS INFORMATION:
    Net sales                                    $ 28,454     $21,185     $24,621     $24,726     $18,697     $18,456
    Net loss from continuing operations          $(11,228)    $(5,625)    $(9,460)    $(1,054)    $(1,016)    $(2,294)
BALANCE SHEET INFORMATION:
    Total assets                                 $ 22,753     $18,560     $31,271     $40,258     $36,435     $24,934
    Long-term obligations and redeemable
       preferred stock                           $ 31,264     $ 4,671     $ 7,473     $ 3,621     $   572     $20,996
PER COMMON SHARE DATA:
    Net loss per share from continuing
       operations                                $  (3.77)    $ (2.15)     $(3.73)    $  (.42)    $  (.42)    $  (.80)
    Common shares outstanding at end of period      3,004       2,635       2,539       2,537       2,517       2,927

The Company changed its fiscal year end from one ending on the Saturday closest to the end of February to one ending September 30, effective September 30, 1996. Therefore, the 1996 transition period relates to the seven-month period ended September 30, 1996. Selected financial data for fiscal 1997, 1996, 1995, 1994, and 1993 relates to the years ended September 30, 1997, March 2, 1996, February 25, 1995, February 26, 1994, and February 27, 1993.

In May 1995, the Company sold its Duckster apparel line of business. The results of discontinued operations have been reported separately from the results of continuing operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Comparison of the Twelve Months Ended September 30, 1997 and September 30, 1996

Net sales for fiscal year 1997 increased $3.6 million to $28.5 million, compared to sales of $24.9 million for the twelve months period ending September 30, 1996. The tables below compares the Company's net sales by product line and market segment for year ending September 30, 1997 to the comparable prior year period ending September 30, 1996.


                              Sales By Product Line
                                ($'s in millions)

                                      1997                  1996              % Change
                                      -----                 -----             --------
  Clubs                               $14.1                 $13.5                4.8%
  Bags                                 11.0                  10.6                3.4%
  Apparel                               0.2                   0.0                 *
  Outlet                                0.6                   0.5               26.5%
  Components                            2.5                   0.3                 *

--------------------------------------------------------------------------------------
  Total                               $28.5                 $24.9                14.4%
--------------------------------------------------------------------------------------


                             Sales By Market Segment
                                ($'s in millions)

                                       1997                  1996              % Change
                                       ----                 -----             --------
  Pro                                 $14.0                 $12.3                13.4%
  Retail                               10.1                  11.7               -13.7%
  Outlet                                0.6                   0.5                26.5%
  Contract                              0.8                   0.0                  *
  Components                            2.5                   0.3                  *
  Export                                0.4                   0.1                  *

--------------------------------------------------------------------------------------
  Total                               $28.5                 $24.9                14.4%
--------------------------------------------------------------------------------------


      * Due to insignificance of 1996 sales, percent change is not meaningful.

Although combined sales for clubs and bags increased 4.2% to $24.1 million, the most significant increase in sales was in the Company's component division. The Company acquired its component division, National Golf Suppliers, in June 1996, therefore prior year component sales are fourth quarter sales only. Pro sales (primarily to off-course golf equipment stores), increased $1.7 million in fiscal 1997 to $14.0 million. Pro club sales were adversely affected by returns of approximately $370,000 in fiscal 1997 resulting from a license claim by COBRA Golf in which the Company voluntarily pulled its Standard Plus II product from customers and ceased selling the product. Retail sales decreased 13.7% in fiscal 1997 to $10.1 million. The decrease was primarily attributable to overstocked inventories in the retail market as merchants entered their Fall 1996 and Spring 1997 buying season.

Gross profit for fiscal 1997 was 7.1% compared to 19.4% for the twelve months ending September 30, 1996. Inventory write-downs to lower of cost or market of $2.4 million ($1.4 million in clubs and club raw material and $1.0 million in bags and bag raw materials) accounted for 8.3% of the decrease in gross profit contribution. The write-downs were taken partially due to an approximate 50% reduction in club and bag stock keeping units, in order to better manage inventory levels and to improve manufacturing and customer service operations. The remainder of the write-downs were taken for club raw materials and finished goods which will require significant price reductions to generate demand for the products in the market place. The Company believes the write downs are necessary as it will market the discontinued products in alternate trade channels to protect its current product line. In addition to the above, write downs on the Company's Standard Plus II product were

$618,000 for fiscal 1997 and accounted for 2.2% of the gross profit decrease. Write downs on plant assets and other costs associated with plant restructuring totaled $471,000, or 1.7% of net sales. Fiscal 1997 gross profits were also lower due to closeout pricing on approximately $4.2 million of discontinued merchandise.

Selling and marketing expenses increased $1.2 million in fiscal 1997. The increase was primarily due to costs associated with replacing the Company's sales force previously consisting of non-employee sales agents, with employee-sales representatives and regional sales management personnel. Fiscal 1997 selling expense also includes a $335,000 write off of point-of-purchase display units not currently being used. General and administrative expenses increased $1.1 million in fiscal 1997, of which approximately $0.5 million were in increased legal fees. The increase in legal expenses related primarily to litigation between the Company and its former CEO, and the dispute between the Company and COBRA Golf, regarding the Standard Plus II product. Other increases in general and administrative expenses reflect a full year of expenses from the Company's component division (National Golf Suppliers) and additional senior management personnel.

Other income increased $0.2 million in fiscal 1997, due to increased royalty payments from the Company's sub-licensees. Interest expense decreased 8.3% from $2.4 million to $2.2 million for fiscal 1997. Cash interest expense increased $0.6 million due to interest expense on higher average revolving credit facility balances during fiscal 1997 and interest on the Company's $12 million long term note. The increase in cash interest expense was offset by a $0.8 million decrease in non-cash interest expense relating to amortization of the Company's subordinated debt discount and subordinated notes in 1996, which was not as significant in 1997.

Due to operating losses for fiscal 1997, no tax provision was necessary.

Comparison of the Seven-Month Periods Ended September 30, 1996 and September 30, 1995

Net sales from continuing operations for the seven month transition period ending September 30, 1996, increased $3.7 million or 25.0% compared to the same period in 1995. As shown in the table below, the Company's significant growth was in golf club sales, which increased 63.9% to $10.0 million, and accounted for 54.0% of the Company's total net sales for the 1996 transition period.

                              Sales By Product Line
                                ($'s in millions)

                                      1996                  1995              % Change
                                      -----                 -----             --------
  Clubs                               $10.0                 $ 6.1                63.9%
  Bags                                  7.3                   8.1                -9.9%
  Outlet                                0.6                   0.4                50.0%
  Other                                 0.6                   0.2               200.0%
--------------------------------------------------------------------------------------
  Total                               $18.5                 $14.8                25.0%
--------------------------------------------------------------------------------------


                             Sales By Market Segment
                                ($'s in millions)

                                      1996                  1995              % Change
                                      -----                 -----             --------
  Pro                                 $ 9.6                 $ 6.8                41.2%
  Retail                                7.7                   7.4                 4.1%
  Outlet                                0.6                   0.4                50.0%
  Other                                 0.6                   0.2               200.0%
--------------------------------------------------------------------------------------
  Total                               $18.5                 $14.8                25.0%
--------------------------------------------------------------------------------------


The decrease in bag sales of $.8 million was attributable to a decline in retail bag sales, which declined 26.5% from 1995 sales of $3.4 million. Pro bag sales were $4.8 million compared to $4.7 million in 1995.

The most favorable sales increase for the Company was a 41.2% increase in its pro business segment, which increased to $9.6 million in 1996 from $6.8 million in 1995. Essentially all the increase in the pro business was in golf club sales. The increase in club sales was primarily in the off-course golf equipment stores. Pro sales accounted for 51.9% of the Company's total sales in the 1996 transition period compared to 45.9% in the comparable 1995 period. Net margins on total sales increased to 27.9% compared to 25.5% in 1995, and was attributable to the more favorable product mix and higher margins in pro clubs. While total bag net margins remained constant with prior year at 28.8%, total club margins increased to 32.3% compared to 29.7% in 1995. A decrease in retail club margins to 28.1% in 1996 from 32.2% in 1995, was offset by a significant increase in pro club margins of 40.0% in 1996, compared to 29.4% in 1995.

Selling and marketing expenses increased $1.7 million for the seven months ending September 30, 1996. A substantial portion of the increase was in advertising and promotion as the Company was not investing significant resources in this area in the prior year. Additionally, commission and royalty expenses were greater than prior year due to sales growth. General and administrative expenses increased $1.2 million over 1995 primarily resulting from expenditures relative to the

Company's ongoing training and implementation of its new fully integrated management information systems.

Interest expense decreased 38.8% to $1.1 million for the seven months ending September 30, 1996. This was due to a decrease in non-cash interest expense relating to amortization of the Company's subordinated debt discounts and subordinated notes. Interest expense was also reduced due to the sale of certain properties and the retirement of related debt.

Other income for the 1996 transition period increased approximately $.8 million over the same prior year period, most of which was royalty income from the Company's licensing agreement for its patented hosel design (PHD) technology. In the 1996 transition period, the Company also recognized $0.2 million in other income related to the increase in the net pension asset recognized on the balance sheet. None was recognized in the seven months ending September 30, 1995.

The Company recorded a $.9 million charge against other income for the period ending September 30, 1996. The Company was due to receive $1.2 million on October 10, 1996, as final payment for the sale of its Duckster apparel division to DeLong Sportswear. In September 1996, the Company became aware that DeLong Sportswear would default on the final payment, and in lieu of payment accepted manufacturing equipment and certain apparel items with a fair market value of approximately $.3 million in addition to other considerations beneficial for the Company. The charge against other income reflects the writedown of the note plus accrued interest, to $.3 million.

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

Selling expenses decreased by $1.8 million or 28.4% for fiscal year 1996 compared to the previous year. When the Company sold its Duckster apparel division in May 1995, the sales force became employees of Duckster. However, through a sales representative agreement between Duckster and the Company, they continued to sell the Company's pro line of golf clubs and bags with compensation being on a commission basis. The result for the Company was substantially reduced expenses for salaries and fringe benefits. Other selling expenses such as royalties, were less due to reduced sales volume in fiscal 1996. Additionally, lower expenditures for advertising and promotions were factors in the decrease in selling expenses.

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

Liquidity and Capital Resources

Subsequent to September 30, 1997, the Company entered a new financing arrangement which converted $10.0 million of the Company's borrowings under its $12.0 million line of credit to a two year term loan. As a result, as of September 30, 1997 the Company had working capital of $10.5 million and a current ratio of 3.8 to one. This compares to working capital of $10.7 million and a current ratio of three to one as of September 30, 1996.

Total borrowings from the Company's bank were $22.2 million as of September 30, 1997 compared to $12.8 million at September 30, 1996. The increase in borrowings was used to fund operating losses of $11.2 million and $1.0 million for capital expenditures. The Company generally relies upon internally generated cash and short-term borrowings to satisfy working capital and capital expenditure requirements. Generally, borrowings under the line increase from December to April, because the Company builds inventory through the winter to support its spring shipping season.

The new $10.0 million term loan matures on December 31, 1999, and will bear interest at the fixed rate of LIBOR plus 2.0% at December 31, 1997 (7.85% at December 22, 1997), with interest payable monthly in arrears. In addition to converting $10.0 million of existing indebtedness from the line of credit to a two year term loan, the bank will extend the maturity date on the $12.0 million revolving credit facility to December 31, 1998. At the option of the borrower, this revolving credit facility will bear interest at prime minus 0.50% or one, two or three month LIBOR plus 2.0% (8.0% at September 30, 1997). The Company has an existing term loan with the bank of $12.0 million which matures on December 31, 1999 and bears interest at the fixed rate of 8.25% with interest payable monthly in arrears.

Both term loans and the revolving credit facility require no financial covenants, and are unconditionally guaranteed by the Company's Chairman and Chief Executive Officer (the "Guarantor"). The Company anticipates that this new financing arrangement totaling $34.0 million will satisfy working capital and capital expenditure requirements through 1998. The Company's Board of Directors is considering appropriate compensation to be paid to the Guarantor in consideration of his guarantee of the new credit facility.

Subsequent to September 30, 1997, certain executives left the Company under severance agreements. Additionally, the Company anticipates further work force reductions will occur in fiscal 1998. The Company expects to record a charge of $625,000 in the first quarter of fiscal 1998 related to these items.

Impact of Inflation and Changing Prices

Management believes that the impact of inflation and other changes in prices during fiscal 1997, 1996 and 1995 and the 1996 transition period, had no material effect on the Company's financial condition or operating results.

Recent Accounting Pronouncements

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 changes the criteria for reporting earnings per share ("EPS") by replacing primary EPS with basic EPS and fully diluted EPS with diluted EPS. The Company is required to adopt SFAS 128 for periods ending after December 15, 1997, and all prior periods EPS data must be restated. The impact of adopting SFAS 128 will not have a material impact on EPS for any period presented.

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements and Schedules

         Report of Independent Public Accountants

         Balance Sheets as of September 30, 1997 and September 30, 1996

         Statements of Operations for the Years Ended September 30, 1997, March 2, 1996, February 25, 1995 and the Seven-Month Period Ended September 30, 1996

         Statements of Stockholders' Equity (Deficit) for the Years Ended September 30, 1997, March 2, 1996, February 25, 1995 and the Seven-Month Period Ended September 30, 1996.

         Statements of Cash Flows for the Years Ended September 30, 1997, March 2, 1996, February 25, 1995 and the Seven-Month Period Ended September 30, 1996.

         Notes to Financial Statements

         Financial Statement Schedules
           See Part IV, Item 14(a)2

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
Stockholders of The Arnold Palmer Golf Company:

We have audited the accompanying balance sheets of THE ARNOLD PALMER GOLF COMPANY (a Tennessee corporation) as of September 30, 1997 and 1996 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended September 30, 1997, the seven-month period ended September 30, 1996, and the years ended March 2, 1996 and February 25, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Arnold Palmer Golf Company as of September 30, 1997 and 1996, and the results of its operations and its cash flows for the year ended September 30, 1997, the seven-month period ended September 30, 1996, and the years ended March 2, 1996 and February 25, 1995, in conformity with generally accepted accounting principles.


                                                             ARTHUR ANDERSEN LLP



Chattanooga, Tennessee
December 23, 1997

                         THE ARNOLD PALMER GOLF COMPANY

                                 BALANCE SHEETS

                           SEPTEMBER 30, 1997 AND 1996

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                     ASSETS                                        1997           1996
                                     ------                                      -------        -------
   CURRENT ASSETS:
       Cash                                                                      $   703        $    47
       Accounts receivable, less allowance for doubtful accounts of $843 and
          $720 at September 30, 1997 and 1996                                      5,311          5,630
       Inventories                                                                 7,375          9,491
       Prepaid expenses and other                                                    847            913
                                                                                 -------        -------
                    Total current assets                                          14,236         16,081
                                                                                 -------        -------
   PROPERTY, PLANT, AND EQUIPMENT, NET                                             1,493          1,445
                                                                                 -------        -------
   OTHER ASSETS:
       Investment in Nevada Bob's Holdings, Inc.                                   5,000          5,000
       Property held for sale                                                        170            271
       Goodwill, net                                                                 502            532
       Other                                                                       1,352          1,605
                                                                                 -------        -------
                    Total other assets                                             7,024          7,408
                                                                                 -------        -------
                                                                                 $22,753        $24,934
                                                                                 =======        =======


               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                      1997           1996
               ----------------------------------------------                    -------        -------

CURRENT LIABILITIES:
    Current maturities of long-term obligations                                 $    102        $   112
    Short-term borrowings from bank                                                  150            796
    Accounts payable                                                               2,121          2,139
    Accrued liabilities                                                            1,370          2,288
                                                                                --------        -------
                 Total current liabilities                                         3,743          5,335
                                                                                --------        -------
LONG-TERM OBLIGATIONS, NET OF CURRENT MATURITIES                                  26,162         15,884
                                                                                --------        -------
COMMITMENTS AND CONTINGENCIES (NOTE 12)

REDEEMABLE PREFERRED STOCK, $.50 par value, 833,333 shares authorized, issued, and outstanding (liquidation preference of $5,000 plus
    accumulated dividends)                                                         5,000          5,000
                                                                                --------        -------
STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock, $.50 par value, 10,000,000 shares authorized; 3,004,367 and
       2,926,805 shares issued and outstanding at September 30, 1997 and 1996      1,502          1,463
    Additional paid-in capital                                                     6,313          5,991
    Accumulated deficit                                                          (19,967)        (8,739)
                                                                                --------        -------
                 Total stockholders' equity (deficit)                            (12,152)        (1,285)
                                                                                --------        -------
                                                                                $ 22,753        $24,934
                                                                                ========        =======


   The accompanying notes are an integral part of these financial statements.

                         THE ARNOLD PALMER GOLF COMPANY

                            STATEMENTS OF OPERATIONS

                               FOR THE YEARS ENDED

            SEPTEMBER 30, 1997, MARCH 2, 1996, FEBRUARY 25, 1995, AND

                 THE SEVEN-MONTH PERIOD ENDED SEPTEMBER 30, 1996

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                            Fiscal Years                1996
                                                  --------------------------------   Transition
                                                    1997        1996        1995       Period
                                                  --------    --------    --------    --------

NET SALES                                         $ 28,454    $21,185     $24,621     $18,456
COST OF SALES                                       26,447     17,983      21,280      13,301
                                                  --------    -------     -------     -------
       Gross profit                                  2,007      3,202       3,341       5,155

SELLING EXPENSES                                     7,479      4,559       6,368       4,466
GENERAL AND ADMINISTRATIVE EXPENSES                  4,955      2,573       4,520       2,405
                                                  --------    -------     -------     -------
                                                   (10,427)    (3,930)     (7,547)     (1,716)
                                                  --------    -------     -------     -------
OTHER INCOME (EXPENSE):

    Interest expense, net                           (2,212)    (2,965)     (1,354)     (1,129)
    Royalty and sub-license income, net              1,402        974         569         937
    Other, net                                           9        296        (393)        508
    Writedown of note receivable                         0          0           0        (894)
                                                  --------    -------     -------     -------
                                                      (801)    (1,695)     (1,178)       (578)
                                                  --------    -------     -------     -------
       Loss from continuing operations before
           income taxes                            (11,228)    (5,625)     (8,725)     (2,294)
PROVISION FOR INCOME TAXES                               0          0        (735)          0
                                                  --------    -------     -------     -------
LOSS FROM CONTINUING OPERATIONS                    (11,228)    (5,625)     (9,460)     (2,294)
                                                  --------    -------     -------     -------
DISCONTINUED OPERATIONS (NOTE 13):
    Income (loss) from discontinued operations           0        348      (6,082)          0
    Loss on disposal of discontinued operations          0          0      (1,244)          0
                                                  --------    -------     -------     -------
                                                         0        348      (7,326)          0
                                                  --------    -------     -------     -------
NET LOSS                                          $(11,228)   $(5,277)   $(16,786)    $(2,294)
                                                  ========    =======    ========     =======
NET INCOME (LOSS) PER SHARE FROM:
  Continuing operations                           $  (3.77)   $ (2.15)   $  (3.73)    $  (.80)
  Discontinued operations                              .00        .13       (2.88)        .00
                                                  --------    -------    --------     -------
                                                  $  (3.77)   $ (2.02)   $  (6.61)    $  (.80)
                                                  ========    =======    ========     =======

   The accompanying notes are an integral part of these financial statements.

                         THE ARNOLD PALMER GOLF COMPANY

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                               FOR THE YEARS ENDED

              SEPTEMBER 30, 1997, MARCH 2, 1996, FEBRUARY 25, 1995,

               AND THE SEVEN-MONTH PERIOD ENDED SEPTEMBER 30, 1996

                                 (IN THOUSANDS)


                                                                           RETAINED
                                                COMMON STOCK   ADDITIONAL  EARNINGS
                                              ---------------   PAID-IN  (ACCUMULATED
                                              SHARES   AMOUNT   CAPITAL    DEFICIT)      TOTAL
                                              ------   ------   -------    --------    --------

BALANCE AT FEBRUARY 26, 1994                   2,537   $1,268   $2,295     $ 15,618    $ 19,181

    Net loss                                       0        0        0      (16,786)    (16,786)
    Exercise of stock options                      2        2       17            0          19
    Issuance of warrants for 1,158 shares of
       common stock                                0        0    1,806            0       1,806
                                               -----   ------   ------     --------    --------
BALANCE AT FEBRUARY 25, 1995                   2,539    1,270    4,118       (1,168)      4,220

    Net loss                                       0        0        0       (5,277)     (5,277)
    Issuance of warrants for 232 shares of
       common stock                                0        0      139            0         139
    Issuance of common stock                      96       47      537            0         584
                                               -----   ------   ------     --------    --------
BALANCE AT MARCH 2, 1996                       2,635    1,317    4,794       (6,445)       (334)

    Net loss                                       0        0        0       (2,294)     (2,294)
    Conversion of subordinated convertible
       note into 192 shares of common stock      192       96      863            0         959
    Issuance of common stock                     100       50      334            0         384
                                               -----   ------   ------     --------    --------
BALANCE AT SEPTEMBER 30, 1996                  2,927    1,463    5,991       (8,739)     (1,285)

    Net loss                                       0        0        0      (11,228)    (11,228)
    Issuance of common stock                      77       39      322            0         361
                                               -----   ------   ------     --------    --------
BALANCE AT SEPTEMBER 30, 1997                  3,004   $1,502   $6,313     $(19,967)   $(12,152)
                                               =====   ======   ======     ========    ========

   The accompanying notes are an integral part of these financial statements.

                         THE ARNOLD PALMER GOLF COMPANY

                            STATEMENTS OF CASH FLOWS

    FOR THE YEARS ENDED SEPTEMBER 30, 1997, MARCH 2, 1996, FEBRUARY 25, 1995,

               AND THE SEVEN-MONTH PERIOD ENDED SEPTEMBER 30, 1996

                                 (IN THOUSANDS)


                                                                                            Fiscal Years              1996
                                                                                  -------------------------------  Transition
                                                                                    1997       1996        1995      Period
                                                                                  --------    -------    --------    -------
OPERATING ACTIVITIES:
    Net loss                                                                      $(11,228)   $(5,277)   $(16,786)   $(2,294)
    Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation                                                                 407        400         761        140
          Amortization                                                                 364      1,674          71        433
          Deferred income tax provision                                                  0          0         476          0
          (Gain) loss on disposal of property, plant, and equipment                    (11)      (100)        114        (98)
          Loss on disposal of discontinued operations                                    0          0       1,244          0
          Writedown of note receivable                                                   0          0           0        894
          Writedown of property, plant and equipment                                   727          0           0          0
          Other                                                                          0          0         348          0
          Changes in operating assets and liabilities, net of effects from purchase of National Golf Suppliers:
                 Accounts receivable                                                   319      3,409       4,909     (1,778)
                 Income taxes receivable                                                 0          0         259          0
                 Inventories                                                         2,116      2,479         605        489
                 Prepaid expenses and other                                            254        452       1,117       (481)
                 Accounts payable                                                      (18)    (2,400)        (40)       251
                 Accrued liabilities                                                  (557)    (1,577)      1,420        (12)
                                                                                  --------    -------    --------    -------
                     Net cash used in operating activities                          (7,627)      (940)     (5,502)    (2,456)
                                                                                  --------    -------    --------    -------

INVESTING ACTIVITIES:
    Additions to property, plant, and equipment                                     (1,041)      (150)       (400)      (291)
    Proceeds from sale of property, plant, and equipment                                23      3,855         117        125
    Investment in Nevada Bob's Holdings, Inc.                                            0          0           0     (5,000)
    Payments received on note receivable                                                 0      1,600           0          0
                                                                                  --------    -------    --------    -------
                    Net cash provided by (used in) investing activities             (1,018)     5,305        (283)    (5,166)
                                                                                  --------    -------    --------    -------

FINANCING ACTIVITIES:
    Net increase (decrease) in short-term borrowings from bank                       9,354     (1,733)      1,168      2,700
    Proceeds from debt issuance and related warrants                                     0          0       5,000          0
    Proceeds from debt obligations                                                   1,109          0           0          0
    Principal payments on debt obligations                                          (1,162)    (2,656)       (418)       (41)
    Issuance of common stock                                                             0          0          19          0
    Issuance of redeemable preferred stock                                               0          0           0      5,000
                                                                                  --------    -------    --------    -------
                    Net cash provided by (used in) financing activities              9,301     (4,389)      5,769      7,659
                                                                                  --------    -------    --------    -------
NET INCREASE (DECREASE) IN CASH                                                        656        (24)        (16)        37

CASH, BEGINNING OF PERIOD                                                               47         34          50         10
                                                                                  --------    -------    --------    -------
CASH, END OF PERIOD                                                               $    703    $    10    $     34    $    47
                                                                                  ========    =======    ========    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash payments (refunds) during the period for:
          Interest                                                                $  1,810    $ 1,085    $  1,088    $   613
                                                                                  ========    =======    ========    =======

          Income taxes, net                                                       $      0    $    (5)   $   (534)   $     0
                                                                                  ========    =======    ========    =======

   The accompanying notes are an integral part of these financial statements.

                         THE ARNOLD PALMER GOLF COMPANY

                          NOTES TO FINANCIAL STATEMENTS

(For purposes of these financial statements and notes to these financial statements, "fiscal 1997" relates to the year ended September 30, 1997, while "fiscal 1996 and 1995" pertains to the years ended March 2, 1996 and February 25, 1995, respectively. The "1996 transition period" relates to the seven-month period ended September 30, 1996. All monetary amounts are expressed in thousands of dollars unless contrarily evident.)

  1.  NATURE OF OPERATIONS

      The Arnold Palmer Golf Company (the "Company") manufactures, markets and distributes golf products, including Arnold Palmer and First Flight golf equipment and Hot-Z golf bags and luggage. The Company's principal market is the United States. The Company owns, subject to certain exceptions, the exclusive worldwide right to the Arnold Palmer trade name in connection with the Company's manufacture, sale and distribution of golf products. The Company sells primarily to retailers and golf specialty stores and grants credit to customers based on defined payment terms. The Company performs ongoing credit evaluations and generally does not require collateral. Three large retail customers accounted for 17%, 25%, 32%, and 36% of net sales from continuing operations for fiscal 1997, the 1996 transition period, and fiscal 1996 and 1995, respectively.

      In July 1996, the Company changed its name to The Arnold Palmer Golf Company from ProGroup, Inc.

  2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      DISCONTINUED OPERATIONS

      As discussed in Note 13, on May 5, 1995, the Company sold its Duckster line of headwear, outerwear, and shirts. Consistent with the provisions of Accounting Principles Board Opinion No. 30, the results of discontinued operations have been reported separately from the results of continuing operations, and a provision was made in fiscal 1995 for the loss on the disposal of the Duckster line of business.

      REVENUE RECOGNITION

      Revenue is recognized when the Company's products are shipped to its customers.

      INVENTORIES

      Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) method. Cost includes material, labor and factory overhead. Market is net realizable value for finished goods. For raw materials and work-in-process, market is replacement cost.

      PROPERTY, PLANT, AND EQUIPMENT

      Property, plant, and equipment are recorded at cost, less accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged to expense as incurred. The property, plant, and equipment balances consisted of the following at September 30, 1997 and 1996:

                                                            1997       1996
                                                           -------    -------
          Land                                             $    70    $    70
          Buildings and improvements                           595        661
          Machinery and equipment                            2,936      2,764
          Furniture and fixtures                               630        425
          Construction in progress                             234        275
                                                           -------    -------
                                                             4,465      4,195

          Less accumulated depreciation and amortization    (2,972)    (2,750)
                                                           -------    -------
                                                           $ 1,493    $ 1,445
                                                           =======    =======

      Included in property held for sale at September 30, 1997 and 1996 is the Company's idle Lumberton, North Carolina plant, which is for sale and stated at its estimated net realizable value.

      Depreciable assets are depreciated principally using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes over the estimated useful lives of the related assets. The estimated useful lives used in computing annual depreciation provisions are as follows:

                                                                   YEARS
                                                                   -----

                    Buildings and improvements                    5 to 31
                    Machinery and equipment                       3 to 10
                    Furniture and fixtures                        3 to 10

      During fiscal 1997, the Company recorded impairment losses of approximately $727. The write-down related primarily to certain construction in progress and tooling costs, which the Company believes it will not be able to utilize in the future, as well as a $101 write-down of its idle Lumberton, North Carolina facility.

      GOODWILL

      Goodwill of $85 relates to a business acquired before November 1, 1970, and is not required to be amortized. The remaining goodwill is being amortized on a straight-line basis over 15 years. The Company continually evaluates whether subsequent events and circumstances have occurred that indicate that the remaining estimated useful life of goodwill may warrant revision or that the remaining balance may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the future undiscounted net cash flows of the related businesses over the remaining life of the goodwill in measuring whether goodwill is recoverable. The Company recognized $30 of goodwill amortization expense in fiscal 1997 and accumulated amortization at September 30, 1997 is $30.

      ADVERTISING EXPENSES

      The Company expenses production costs of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefit.

      At September 30, 1997 and 1996, the Company reported $86 and $61, respectively, of prepaid advertising in the accompanying balance sheets. Advertising expense for fiscal 1997, the 1996 transition period, and fiscal 1996 and 1995 was $1,133, $883, $547, and $1,988, respectively.

      FISCAL YEAR

      During the 1996 transition period, the Company's Board of Directors elected to change the Company's year end to September 30, effective September 30, 1996. Fiscal 1996 and 1995 are based on a 52-53-week period ending on the Saturday closest to the end of February.

      NET LOSS PER SHARE

      The computation of net loss per share is based on the weighted average number of common shares outstanding during the period after adding common stock equivalents having a dilutive effect. The weighted average number of shares and equivalents outstanding for fiscal 1997, the 1996 transition period, and for fiscal 1996 and 1995 are 2,978,099, 2,852,213, 2,615,619, and 2,537,876, respectively.

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

      STOCK-BASED COMPENSATION

      The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Effective in the 1996 transition period, the Company adopted the disclosure option of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123").

      RECENT ACCOUNTING PRONOUNCEMENT

      In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 changes the criteria for reporting earnings per share ("EPS") by replacing primary EPS with basic EPS and fully diluted EPS with diluted EPS. The Company is required to adopt SFAS No. 128 for periods ending after December 15, 1997, and all prior periods EPS data must be restated. The impact of adopting SFAS No. 128 will not have a material impact on EPS for any period presented.

  3.  ACQUISITION OF NATIONAL GOLF SUPPLIERS, INC.

      In June 1996, the Company issued 100,000 shares of its common stock in exchange for certain assets and liabilities of National Golf Suppliers, Inc. ("NGS"), a wholesaler of golf club component parts located in Louisville, KY, at a purchase price of $384.

      The acquisition of NGS has been accounted for under the purchase method of accounting. Accordingly, the operating results of NGS have been included in the Company's results of operations from the date of acquisition. The excess of the aggregate purchase price over the fair value of net assets acquired has been recorded as goodwill and is being amortized on a straight-line basis over a 15 year period. The impact of the acquisition on pro forma net loss and loss per share, as if the acquisition had taken place at the beginning of fiscal 1996, was not significant for the 1996 transition period and fiscal 1996.

  4.  INVENTORIES

      Inventories as of September 30, 1997 and 1996 consisted of the following:

                                            1997               1996
                                           ------             ------
                Raw materials              $3,602             $4,344
                Work-in-process                14                221
                Finished goods              3,759              4,926
                                           ------             ------
                                           $7,375             $9,491
                                           ======             ======


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

  6.  SHORT-TERM BORROWINGS

      Short-term borrowings consist of advances under a $12,000 line of credit agreement with a bank. The line of credit and long-term obligations are collateralized by accounts receivable, inventory and other business assets and are guaranteed by the Company's Chairman and Chief Executive Officer (the "Guarantor").

      There are no financial covenants under the line of credit. Advances under the line of credit bear interest at the bank's prime rate less .5% (8% at September 30, 1997). Interest is payable monthly. At September 30, 1997, advances outstanding under the line of credit were $10,150, letters of credit outstanding were $450, and $1,400 was unused.

      The line of credit was scheduled to mature in December 1997. Subsequent to September 30, 1997, the maturity date of the line of credit was extended to December 31, 1998 and $10,000 of the line of credit was converted to term debt due December 31, 1999. As a result of this, $10,000 of the borrowings under the line of credit at September 30, 1997 has been classified in long-term obligations in the accompanying balance sheet. In fiscal 1997, the Company borrowed and repaid $1,100 from the Guarantor.

  7.  LONG-TERM OBLIGATIONS

      Long-term obligations consisted of the following at September 30, 1997 and 1996:

                                                                                    1997                1996
                                                                                   -------             -------

       Term loan with bank, interest payable monthly at 8.25%, due
           December 31, 1999                                                       $12,000             $12,000

       Term loan with bank, interest payable monthly at the fixed rate of
           LIBOR plus 2% at December 31, 1997 (7.85% at December 22, 1997), due December 31, 1999, (refinanced from line of credit to term
           subsequent to September 30, 1997--Note 6)                                10,000                   0

       Subordinated notes ($5,000 face amount) to related parties, net of discount of $853 and $1,175 at September 30, 1997 and 1996, interest payable monthly at 6.0% (effective interest rate of 15.9%), due
           November 2, 1999                                                          4,147               3,825

       Other obligations                                                               117                 171
                                                                                   -------             -------
                                                                                    26,264              15,996
       Less: current maturities                                                       (102)               (112)
                                                                                   -------             -------
                                                                                   $26,162             $15,884
                                                                                   =======             =======


      In November 1994, the Company completed a private placement of $5,000 in subordinated notes. The holders of the $5,000 subordinated notes (which include the Guarantor and another director of the Company) also received warrants to purchase up to 1,000,000 shares of common stock of the Company at $5.50 per share. The estimated fair value of the warrants was recorded as additional paid-in capital.

      Future scheduled maturities of long-term obligations as of September 30, 1997, were as follows:

                   1998                                   $   102
                   1999                                        12
                   2000                                    26,150



  8.  INCOME TAXES

      There was no current income tax provision or benefit recorded during fiscal 1997, the 1996 transition period, and fiscal 1996 and 1995 due to the losses sustained by the Company. The $735 provision for income taxes from continuing operations in fiscal 1995 resulted principally from recording a valuation allowance against previously recognized deferred tax assets due to the uncertainty of the realization of the related benefits.

      Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities at September 30, 1997 and 1996, are as follows:

                                                     1997           1996
                                                   --------       --------
      Deferred tax assets:
          Tax loss carryforwards                   $ 12,086       $  9,148
          Inventory and receivables reserves          1,221            288
          Other accruals and reserves                   550            772
                                                   --------       --------
                                                     13,857         10,208
                                                   --------       --------
      Deferred tax assets valuation allowance       (13,114)        (9,296)
                                                   --------       --------

      Deferred tax liabilities:
          Pension asset                                 417            398
          LIFO to FIFO change                           222            379
          Prepaid expenses                               32             63
          Excess tax depreciation                        72             72
                                                   --------       --------
                                                        743            912
                                                   --------       --------
      Net deferred tax asset                       $      0       $      0
                                                   ========       ========

      At September 30, 1997, the Company had federal tax loss carryforwards of approximately $32,300 which expire in years 2009 through 2012 if not utilized earlier.

      The difference between the provision for income taxes and the amount computed by multiplying the loss from continuing operations before income taxes by the statutory rate is summarized as follows:


                                                                Fiscal Years                   1996
                                                     -----------------------------------    Transition
                                                      1997          1996          1995        Period
                                                     -------       -------       -------      ------
      Expected tax benefit                           $ 3,818       $ 1,913       $ 2,966       $ 780
      Change in valuation allowance                   (3,818)       (1,913)       (3,791)       (780)
      State income taxes, net of federal income
          tax benefit                                      0             0           349           0
      Other, net                                           0             0          (259)          0
                                                     -------       -------       -------       -----
             Provision for income taxes from
                 continuing operations
                                                     $     0       $     0       $  (735)      $   0
                                                     =======       =======       =======       =====

      A valuation allowance was recorded related to the entire amount of losses from discontinued operations in fiscal 1995; accordingly, no income tax provision or benefit was recognized for discontinued operations in 1995.

  9.  EMPLOYEE BENEFIT PLANS

      PENSION PLANS

      The Company has a noncontributory defined benefit pension plan covering substantially all salaried and hourly employees. The plan provides benefits based on years of service and compensation levels. In the opinion of management, the Company's funding policy is consistent with the requirements of the Employee Retirement Income Security Act of 1974. Plan assets are invested primarily in common stocks and corporate debt securities.

      Pension income for fiscal 1997, the 1996 transition period, and fiscal 1996 and 1995 included the following components:


                                                  Fiscal Years                 1996
                                         -------------------------------    Transition
                                         1997         1996         1995       Period
                                         -----       -------       -----      -------

      Service cost                       $  56       $    86       $  97       $  36
      Interest cost on projected
         benefit obligation                346           365         376         199
      Actual (return) loss on plan
         assets                           (864)       (1,047)        177        (342)
      Net amortization and deferral        161           430        (932)        (35)
      Net loss due to special early
         retirement benefits               251             0           0           0
                                         -----       -------       -----       -----
      Net pension income                 $ (50)      $  (166)      $(282)      $(142)
                                         =====       =======       =====       =====


      The following table sets forth the funded status of the plan as of September 30, 1997 and 1996:

                                                                    1997          1996
                                                                   -------       -------
            Actuarial present value of benefit obligation:
                Vested benefit obligation                          $4,223        $4,347
                Nonvested benefit obligation                          110             0
                                                                   ------        ------
            Accumulated benefit obligation                         $4,333        $4,347
                                                                   ======        ======

            Projected benefit obligation                           $4,433        $4,429
            Plan assets at fair value                               6,103         5,972
                                                                   ------        ------
            Plan assets in excess of projected benefit
                obligation                                          1,670         1,543

            Unrecognized net gain                                    (451)         (229)
            Unrecognized prior service cost                           156           171
            Unrecognized initial net asset                           (277)         (378)
            Additional liability                                        0           (59)
                                                                   ------        ------

            Net pension asset recognized on the balance sheet      $1,098        $1,048
                                                                   ======        ======

      The following assumptions were used to measure the net periodic pension income and the projected benefit obligation:

                                                                 Fiscal Years              1996
                                                          --------------------------    Transition
                                                          1997        1996      1995      Period
                                                          -----       ----      ----       ----
     Discount rate used to determine the projected
         benefit obligation                                7.5%      7.25%      8.0%       7.5%
     Rate of increase in future compensation levels
         used to determine the projected benefit
         obligation                                        5.0%       5.0%      5.0%       5.0%
     Expected long-term rate of return on plan
         assets used to determine net periodic
         pension income                                    9.0%       9.0%      9.5%       9.0%


      The Company curtailed the benefits under its defined benefit plan in 1994. Under this curtailment, nonunion employees that were not at least age 50 with at least five years of service accrue no further benefits under the plan.

      401(k) PROFIT-SHARING PLAN

      The Company has a 401(k) profit-sharing plan covering substantially all employees at least 21 years of age with six months of service. The plan allows for employees to contribute a portion of their compensation, subject to certain limitations. The Company may make discretionary contributions to the plan. Total discretionary contributions during fiscal 1997, the 1996 transition period, and fiscal 1996 and 1995 were $38, $20, $39, and $91, respectively.

10.   CAPITAL STOCK

      STOCK ISSUANCES

      In fiscal 1997, the Company issued 77,562 common shares to certain playing pros as compensation under endorsement agreements.

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

      STOCK OPTION PLANS

      The Company has incentive stock option plans which were adopted under a 1981 plan and a 1992 plan for its officers and key employees which provide for issuance of options to purchase up to 950,000 and 324,032 common shares, respectively. The plans are administered by the Executive Committee of the Board of Directors.

      At September 30, 1997, the total number of shares available for options was as follows:

          Reserved for:
              Outstanding stock options                    629,395
              Stock options authorized but not granted     484,537
                                                         ---------
                                                         1,113,932
                                                         =========

      Stock options are exercisable at the market price on the date of grant and expire on various dates through 2007. Stock options generally vest ratably over a 3 year period from the date of grant or date of hire.

      Stock option activity for fiscal 1997, the 1996 transition period, and fiscal 1996 and 1995, was as follows:

                                                           Weighted
                                                            Average
                                                           Exercise
                                               Shares        Price
                                              --------     --------
          Outstanding at February 26, 1994     533,232       $ 8.90
              Granted at market price           40,000        10.19
              Exercised                         (2,500)        7.12
              Canceled or expired             (145,000)        9.92
                                              --------
          Outstanding at February 25, 1995     425,732         8.68
              Granted at market price          241,000         4.09
              Canceled or expired              (70,200)       11.23
                                              --------
          Outstanding at March 2, 1996         596,532         6.53
              Granted at market price           80,000         5.38
              Canceled or expired              (20,000)        7.63
                                              --------
          Outstanding at September 30, 1996    656,532         6.36
              Granted at market price          152,000         3.89
              Canceled or expired             (179,137)        7.14
                                              --------
          Outstanding at September 30, 1997    629,395         5.54
                                              ========


      Of the options outstanding at September 30, 1997, 352,000 have exercise prices between $2.94 and $4.50, with a weighted average exercise price of $3.81 and a weighted average remaining contractual life of 8.8 years. Of these options, 66,667 are exercisable at a weighted average exercise price of $3.75. Options to exercise an additional 263,395 shares have exercise prices between $5.38 and $8.10, with a weighted average exercise price of

      $7.55 and a weighted average remaining contractual life of 2.1 years. Of these options, 235,062 are exercisable at a weighted average exercise price of $7.82. The remaining 14,000 options have an exercise price of $10.93, and a weighted average remaining contractual life of 2.2 years. All of these options are exercisable.

      Of the options outstanding at September 30, 1997 and 1996, and March 2, 1996, and February 25, 1995, total shares exercisable were 315,729, 362,199, 348,865, and 385,732, respectively, with weighted average prices of $7.10, $8.11, $8.19, and $8.41, respectively.

      The Company accounts for the plans under APB No. 25, under which no compensation cost has been recognized for stock options granted with exercise prices equal to the fair value of the Company's common shares on the date of grant. The Company adopted SFAS No. 123 for disclosure purposes only in the 1996 transition period. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have been increased to the following pro forma amounts:

                                                               FISCAL             1996
                                                     ------------------------  TRANSITION
                                                        1997          1996       PERIOD
                                                     ----------    ----------   ---------
          Net loss:                 As reported      $(11,228)     $(5,277)     $(2,294)
                                    Pro Forma         (11,335)      (5,364)      (2,490)

          Loss per share:           As reported      $  (3.77)     $ (2.02)     $ (0.80)
                                    Pro Forma           (3.81)       (2.05)       (0.87)


      Because the SFAS No. 123 method of accounting has not been applied to options granted prior to February 26, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

      The fair value of option grants is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 1997, the 1996 transition period, and fiscal 1996, respectively: risk-free interest rates of 6.05, 6.30, and
      5.40 percent; expected dividend yields of 0 percent; expected lives of one year after vesting; expected volatility of 60%, 73%, and 73%. Using these assumptions, the fair value of the stock options granted in fiscal 1997, the 1996 transition period and fiscal 1996 is $264,000, $165,000, and $503,000, respectively, which would be amortized as compensation over the vesting period of the options. The weighted average fair value of options granted during fiscal 1997, the 1996 transition period, and fiscal 1996 is $1.74, $2.13, and $2.09, respectively.

      STOCK PURCHASE WARRANTS

      The Company, in conjunction with the November 1994 issuance of the $5,000 subordinated notes, issued warrants to purchase 1,000,000 shares of common stock at an exercise price of $5.50. Each warrant may be exercised with $5.50 in cash or principal value of the notes at any time during the life of the warrants, which expire on November 3, 1999.

      In connection with the January 1995 guarantee of the Company's line of credit, the Guarantor was issued a warrant to purchase up to 390,000 common shares at $6.25 per share. These warrants expire January 27, 2000. In March 1995, all 390,000 warrants were immediately vested and subject to a reset price of $5.00 per share.

      PREFERRED STOCK

      The Company's shareholders have authorized the issuance of up to 1 million shares of preferred stock, having a par value of $.50 per share. The designation, powers, preferences, and rights of the shares shall be determined by the Company's Board of Directors prior to issuance. As discussed in Note 11, 833,333 shares of preferred stock have been issued.

11.   REDEEMABLE PREFERRED STOCK

      In August 1996, the Company issued 833,333 shares of Series NB Preferred Stock ("NB Shares") for $5,000 to the Guarantor to fund the Company's investment in NBHI. The NB Shares have a stated value of $6 per share and are convertible at any time to common stock on a one to one ratio. The
      NB Shares are entitled to cumulative dividends equal to 30% of the earnings realized by the Company from its investment in NBHI's Series D Shares. The NB Shares shall have a preference in liquidation of $5,000 plus accumulated dividends and are required to be redeemed upon sale or redemption of the Series D Shares of NBHI.

12.   COMMITMENTS AND CONTINGENCIES

      OPERATING LEASES

      The Company has entered into various operating leases for buildings and office equipment. Rent expense was approximately $768, $405, $433, and $355 for fiscal 1997, the 1996 transition period, and fiscal 1996 and 1995, respectively. Approximate future minimum rental commitments for the next five years for noncancelable operating leases as of September 30, 1997, were as follows:

             1998                                    $785
             1999                                     739
             2000                                     603
             2001                                     179
             2002                                      22

      Included in fiscal 1997 rent expense is $82 of lease payments to an entity controlled by the Guarantor, the owner of the Company's Ooltewah, Tennessee headquarters since April 1997.

      LITIGATION

      The Company is party to certain legal proceedings incidental to its business. In the opinion of management, based in part on the advice of legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

      ROYALTY COMMITMENTS

      The Company pays royalties under a license agreement with Arnold Palmer Enterprises, Inc., a company controlled by a shareholder and a member of the Company's Board of Directors. The Company has the right to sub-license its rights under this agreement. The agreement expires March 1, 2007, but may be extended for successive five-year periods. Under the terms of the agreement, the Company will pay royalties of 1% to 5% of net sales of specified products and a portion of sub-licensing royalties. The Company has committed to pay minimum royalties ranging from $700 in 1998 to $750 in 2007. During fiscal 1997, the 1996 transition period, and fiscal 1996 and 1995, the Company incurred royalty expense under this agreement of approximately $700, $442, $500, and $524, respectively.

13.   DISCONTINUED OPERATIONS - SALE OF DUCKSTER

      On May 5, 1995, the Company sold its Duckster line of headwear, outerwear, and shirts for approximately $3,000 in cash and a $2,726 installment promissory note. The Company also retained approximately $4,200 in existing accounts receivable. The sale resulted in an estimated loss on disposal of $1,244, which has been included as a component of discontinued operations in 1995. Duckster revenues for fiscal 1996 and 1995 were $4,649 and $15,485, respectively.

      Approximately $1,126 of the promissory note receivable was not repaid by the buyer. In lieu of payment, the buyer turned over certain manufacturing equipment and other consideration to the Company. As a result, in the 1996 transition period the Company wrote the note receivable and related accrued interest receivable down $894 to $300, the estimated fair value of the consideration received.

14.   CHANGE IN FISCAL YEAR

      During the 1996 transition period, the Company changed its fiscal year end to September 30 from the Saturday closest to the end of February. Accordingly, the September 30, 1996 results of operations are for a seven-month period.

      Following are selected financial data for the seven-month periods ended September 30, 1996 and 1995:

                                                  1996        1995
                                                --------    --------
                                                           (Unaudited)

          Net sales                             $ 18,456    $ 14,777
          Gross profit                             5,155       3,765
          Loss from continuing operations         (2,294)     (1,446)
          Income from discontinued operations          0         348
          Net loss                                (2,294)     (1,098)
          Loss per share from continuing
              operations                           (0.80)      (0.55)
          Loss per share                           (0.80)      (0.42)


15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

      The fair value of cash, accounts receivable, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short maturity of these financial instruments. Due to the fact that no liquid market exists for: a) the Company's investment in the NBHI Series D Shares, b) the subordinated notes payable, and c) the Company's Series NB Preferred Stock, it is not practicable to estimate the fair value of these financial instruments. Due to the guarantee of the line of credit and term loan by the Guarantor, it is not practicable to estimate the fair value of these financial instruments.

16.  CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

      The Company currently outsources a significant portion of its bag manufacturing from one supplier in the Far East. Transactions with this entity are subject to government regulations. Although there are a limited number of manufacturers of golf bags, management believes that other suppliers could provide a similar product on reasonably comparable terms. Also, the Company could manufacture bags at its Pocahontas, Arkansas plant. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

17.  SUBSEQUENT EVENT

      Subsequent to September 30, 1997, certain executives left the Company under severance agreements. Additionally, the Company anticipates further work force reductions will occur in fiscal 1998. The Company expects to record a charge of $625,000 in the first quarter of fiscal 1998 related to these items.

Item 9. Disagreements on Accounting and Financial Disclosure. No event described in Item 304 of Regulation S-K has occurred.

                                    PART III

Item 10. Directors and Executive Officers of the Company.

         (a)  Directors
         The information found in the section titled Election of Directors in the Company's 1998 Proxy Statement is incorporated herein by reference.

         (b)  Executive Officers
         The following lists the names of all executive officers of the Company, their ages, their positions with the Company and the year in which they were first elected to these positions:

         John T. Lupton. Age 71. Mr. Lupton was initially named Chairman of the Board of Directors and Chief Executive Officer of the Company in March, 1995 and continued as Chairman and Chief Executive Officer through February 20, 1997. Mr. Lupton was re-appointed as Chairman and Chief Executive Officer on November 21, 1997. Mr. Lupton is the former Chairman of JTL Corp., a bottler of Coca-Cola and related products, and a private investor.

         Claire V. Bradford. Age 43. Ms. Bradford has been Vice President - Sales and Staff Services since December, 1995. She joined the Company as Director of Human Resources in December 1992. Prior to joining the Company, Ms. Bradford was a consultant in human resources management for Suter & Associates, a private consulting firm, and Director of Human Resources for MEDCORP, a private medical management company from 1991 to 1992.

         Dexter Scudder Graybeal. Age 57. Mr. Graybeal has been Vice President
         - Special Markets since April, 1994. He has been employed by the Company since March of 1972 in various capacities including Regional and National Sales Manager, Director of Sales, Vice President - Sales and Vice President/General Manager - Arnold Palmer Golf Co.

         David J. Kirby. Age 48. Mr. Kirby has been Vice President - Finance since February, 1996. He joined the Company as Cost Accountant in January, 1993, and was named Controller in November 1994. Prior to 1993, Mr. Kirby served as Financial Analyst and Controller at Balsam Corporation.

Item 11. Executive Compensation.
The information found in the section titled Executive Compensation and Other Information in the Company's 1998 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
The information found in the section titled Voting Securities and Principal Holders Thereof in the Company's 1998 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.
The information found in the sections titled Certain Transactions and Agreements with Certain Executive Officers in the Company's 1998 Proxy Statement is incorporated herein by reference.

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

                  2.  Financial Statement Schedules:

                      Report of Independent Public Accountants

                      Schedule II -- Valuation and Qualifying Accounts

                  3.  Exhibits:

                      See the Exhibit Index on page 39 of this Form 10-K.

         (b) The Registrant did not file any reports on Form 8-K during the last quarter of fiscal 1997.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and
Stockholders of The Arnold Palmer Golf Company:

We have audited, in accordance with generally accepted auditing standards, the financial statements included in Part II, Item 8 of this Form 10-K and have issued our report thereon dated December 23, 1997. Our audits were made for the purpose of forming an opinion on these statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                 ARTHUR ANDERSEN LLP




Chattanooga, Tennessee
December 23, 1997

                                                                     SCHEDULE II

                         THE ARNOLD PALMER GOLF COMPANY

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

       FOR THE YEARS ENDED SEPTEMBER 30, 1997, MARCH 2, 1996, FEBRUARY 25,
            1995, AND THE SEVEN-MONTH PERIOD ENDED SEPTEMBER 30, 1996

                                 (IN THOUSANDS)

           COL. A                                         COL. B                COL. C             COL. D        COL. E
           ------                                         ------                ------             ------        ------

                                                                               ADDITIONS
                                                                        -----------------------
                                                        BALANCE AT      CHARGED TO   CHARGED TO                 BALANCE AT
                                                         BEGINNING       COST AND      OTHER                      END OF
            Description                                  OF PERIOD       EXPENSES    ACCOUNTS(1)  DEDUCTIONS(2)   PERIOD
            -----------                                  ---------       --------    -----------  -------------   ------

For the year ended September 30, 1997:
    Allowance for doubtful accounts                         $  720        $  533        $ 62        $(472)        $  843
                                                            ======        ======        ====        =====         ======
For the seven-month period ended September 30, 1996:
    Allowance for doubtful accounts                         $  758        $  373        $ 35        $(446)        $  720
                                                            ======        ======        ====        =====         ======
For the year ended March 2, 1996:
    Allowance for doubtful accounts                         $1,049        $    0        $ 20        $(311)        $  758
                                                            ======        ======        ====        =====         ======
For the year ended February 25, 1995:
    Allowance for doubtful accounts                         $  478        $1,226        $112        $(767)        $1,049
                                                            ======        ======        ====        =====         ======

(l) Recoveries on accounts written off.

(2) Accounts written off.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned who are duly authorized to do so.

                               THE ARNOLD PALMER GOLF COMPANY


Date:  December 23, 1997       By     /s/ John T. Lupton
                                 ---------------------------------------------
                                          (John T. Lupton)
                                     Chief Executive Officer


Date:  December 23, 1997       By    /s/ David J. Kirby
                                 ---------------------------------------------
                                           (David J. Kirby)
                                    Vice President Finance (Chief Financial
                                    Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  December 23, 1997                  /s/ John T. Lupton
                                    -------------------------------------------
                                    (John T. Lupton)     Chairman of the Board

Date:  December 23, 1997                  /s/ David S. Gonzenbach
                                    -------------------------------------------
                                    (David S. Gonzenbach)             Director

Date:  December 23, 1997                  /s/ James L.E. Hill
                                    -------------------------------------------
                                    (James L.E. Hill)                 Director

Date:  December 23, 1997                  /s/ Richard J. Horton
                                    -------------------------------------------
                                    (Richard J. Horton)               Director

Date:  December 23, 1997                 /s/ Charles S. Mechem, Jr.
                                    -------------------------------------------
                                    (Charles S. Mechem, Jr.)          Director

Date:  December 23, 1997                 /s/ Arnold D. Palmer
                                    -------------------------------------------
                                    (Arnold D. Palmer)                Director

Date:  December 23, 1997                 /s/ Joel W. Richardson, Jr.
                                     ------------------------------------------
                                     (Joel W. Richardson, Jr.)        Director

                         THE ARNOLD PALMER GOLF COMPANY
                                  EXHIBIT INDEX


Exhibit
Number                              Description
-------                             -----------
  3.1*                     Amended and Restated Charter of The Arnold Palmer Golf Company

  3.2**                    Amended and Restated Bylaws of ProGroup, Inc.

  22***                    Subsidiaries of the Company

  23                       Consent of Arthur Andersen LLP, independent accountants

  27                       Financial Data Schedule


*        Incorporated by reference herein from the Company's Form 10-Q for the quarter ended
         August 31, 1996.

**       Incorporated by reference herein from the Company's Form 10-K for the year ended
         February 25, 1995.

***      Incorporated by reference herein from the Company's Form 10-K for the transition period ended February 22, 1992.




39