Form 10-Q
period 1998-02-02
ARNOLD PALMER GOLF CO
filed 1998-02-17
CIK 80397

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended January 2, 1998            Commission File Number    0-921
                      -----------------                                ---------

                         THE ARNOLD PALMER GOLF COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Tennessee                                     62-0331019
--------------------------------------------------------------------------------
  (State of Incorporation)                (I.R.S. Employer Identification No.)

6201 Mountain View Road, Ooltewah, Tennessee                     37363
--------------------------------------------------------------------------------
  (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number                                   423-238-5890


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


Yes  x   .    No        .
   ------        -------

As of January 30, 1998, 833,333 shares of Series NB Preferred Stock and 3,054,367 shares of Common Stock were outstanding.

                                      INDEX


                                                                           Pages
                                                                           -----


Part I.  Financial Information

         Balance Sheets - January 2, 1998 and
            September 30, 1997                                                 1

         Statements of Operations - Three Months Ended
            January 2, 1998 and December 31, 1996
                                                                               2

         Statements of Cash Flows - Three Months Ended
            January 2, 1998 and December 31, 1996                              3

         Notes to Financial Statements                                     4 - 6

         Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                      7 - 9


Part II. Other Information                                                    10

         Signature Page                                                       11

Page 1                                                                 Form 10-Q


PART  I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS


                                     BALANCE SHEETS
                           JANUARY 2, 1998 AND SEPTEMBER 30, 1997
                                    ($ in thousands)


                                                      Jan 2, 1998      Sept 30, 1997
                                                      -----------      -------------
                                                      (Unaudited)
ASSETS

Current assets:

   Cash                                                 $    121         $    703

   Trade receivables                                       4,539            6,154
        less: allowance for doubtful accounts               (778)            (843)
                                                        --------         --------
            Net receivables                                3,761            5,311


   Inventories, net                                        8,524            7,375

   Prepaid expenses and other                              1,049              847
                                                        --------         --------

      Total current assets                                13,455           14,236

Property, plant and equipment                              4,498            4,465
        less: accumulated depreciation                    (3,121)          (2,972)
                                                        --------         --------
            Net property, plant and equipment              1,377            1,493


Other assets:

   Investment in NBHI                                      5,000            5,000
   Property held for sale                                    170              170
   Goodwill                                                  495              502
   Other                                                   1,417            1,352
                                                        --------         --------
                                                           7,082            7,024
                                                        --------         --------

TOTAL ASSETS                                            $ 21,914         $ 22,753
                                                        ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term
     obligations                                        $    109         $    102
   Short-term borrowings                                   1,050              150
   Accounts payable                                        3,045            2,121
   Accrued liabilities                                     1,846            1,370
                                                        --------         --------

      Total current liabilities                            6,050            3,743

Long-term obligations, net of
   current maturities                                     26,235           26,162

Redeemable preferred stock                                 5,000            5,000

Stockholders' equity (deficit):
   Common stock, $.50 par value,
     10,000,000 shares authorized,
     3,004,367 shares issued and
     outstanding at January 2, 1998
     and September 30, 1997                                1,502            1,502
   Additional paid-in capital                              6,313            6,313
   Accumulated deficit                                   (23,186)         (19,967)
                                                        --------         --------
      Total stockholders' equity (deficit)               (15,371)         (12,152)
                                                        --------         --------
TOTAL LIABILITIES & STOCK-
   HOLDERS' EQUITY (DEFICIT)                            $ 21,914         $ 22,753
                                                        ========         ========





         The accompanying notes are an integral part of these financial statements.

Page 2                                                                 Form 10-Q

                            STATEMENTS OF OPERATIONS
            THREE MONTHS ENDED JANUARY 2, 1998 AND DECEMBER 31, 1996
                                   (UNAUDITED)
                    ($ IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                  THREE MONTHS ENDED
                                             ----------------------------
                                             JAN 2, 1998     DEC 31, 1996
                                             -----------     ------------

NET SALES                                      $ 3,987         $ 4,928
COST OF SALES                                    3,471           3,664
                                               -------         -------

   GROSS PROFIT                                    516           1,264

SELLING AND MARKETING EXPENSES                   1,654           1,350

GENERAL AND ADMINISTRATIVE EXPENSES              1,146             850

SEVERANCE AND RESTRUCTURING EXPENSES               670              --
                                               -------         -------

   LOSS FROM OPERATIONS                         (2,954)           (936)

OTHER INCOME:
    ROYALTY AND SUB-LICENSE INCOME, NET            361             483
    OTHER, NET                                       4              55
                                               -------         -------

                                                   365             538

LOSS BEFORE INTEREST AND INCOME TAXES           (2,589)           (398)

INTEREST EXPENSE                                   629             433

LOSS BEFORE INCOME TAXES                        (3,218)           (831)

PROVISION FOR INCOME TAXES                          --              --
                                               -------         -------

NET LOSS                                       $(3,218)        $  (831)
                                               =======         =======

NET LOSS PER SHARE - BASIC                     $ (1.07)        $ (0.28)
                                               =======         =======

NET LOSS PER SHARE - DILUTED                   $ (1.07)        $ (0.28)
                                               =======         =======


The accompanying notes are an integral part of these financial statements.

Page 3                                                                 Form 10-Q

                            STATEMENTS OF CASH FLOWS
            THREE MONTHS ENDED JANUARY 2, 1998 AND DECEMBER 31, 1996
                                  (Unaudited)
                               ($ in thousands)

                                                      Jan. 2, 1998     Dec. 31, 1996
                                                      ------------     -------------
CASH FLOWS FROM
   OPERATING ACTIVITIES:

Net loss                                                 $(3,218)        $  (831)
Adjustments to reconcile net loss
  to net cash used for operating activities -

      Depreciation                                           148              59
      Amortization                                            96             120
      (Gain) loss on sale of assets                           --              (1)

      Changes in operating assets
        and liabilities -

           Receivables                                     1,550            (587)
           Inventories                                    (1,149)         (2,274)
           Prepaid expenses and other                       (268)            (45)
           Accounts payable                                  924           1,344
           Accrued liabilities                               476            (329)
                                                         -------         -------

Net cash used for operating activities                    (1,441)         (2,544)
                                                         -------         -------

CASH FLOWS FROM
  INVESTING ACTIVITIES:

   Additions to property, plant and
     equipment                                               (33)           (146)
   Proceeds from sale of property,
     plant & equipment                                        --               2
                                                         -------         -------

         Net cash used for
            investing activities                             (33)           (144)
                                                         =======         =======


  CASH FLOWS FROM
    FINANCING ACTIVITIES:

  Net increase in short-term
    borrowings from bank                                 $   900         $ 1,754

  Advance from shareholder                                   --           1,100

  Principal payments on long-term
    obligations                                               (8)            (18)

         Net cash provided by
           financing activities                              892           2,836
                                                         -------         -------
  NET CHANGE IN CASH                                        (582)            148

  CASH, beginning of period                                  703              47
                                                         -------         -------

  CASH, end of period                                    $   121         $   195
                                                         =======         =======


  Supplemental disclosures of
    cash flow information:

  Cash paid during the period for:

                  Interest                               $   477         $   322
                                                         =======         =======
      Income taxes                                           $--             $--
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

Page 4                                                                 Form 10-Q

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                     NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The quarterly financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Company's latest annual report on Form 10-K. In the opinion of management of the Company, all adjustments necessary, consisting only of normal recurring adjustments, to present fairly (1) the financial position of The Arnold Palmer Golf Company as of January 2, 1998; and (2) the results of its operations and its cash flows for the three months ended January 2, 1998 and December 31, 1996, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

Reference is also made to the Company's annual report on Form 10-K for the year ended September 30, 1997, for a discussion of the Company's significant accounting policies.


                                     NOTE 2
INCOME TAXES:

The Company had federal tax loss carry forwards of approximately $32.3 million at September 30, 1997. There was no current income tax provision or benefit recorded during the three months ending January 2, 1998 and December 31, 1996 due to the losses sustained by the Company.

Page 5                                                                 Form 10-Q

                                     NOTE 3

SHORT-TERM BORROWINGS:

Short-term borrowings consist of advances under a $12.0 million line of credit agreement with a bank. There are no financial covenants under the line of credit, which is unconditionally guaranteed by the Company's Chairman and Chief Executive Officer (the "Guarantor").

At the option of the borrower, advances under the line of credit bear interest at prime minus 0.50% or one, two or three month LIBOR plus 2.0% (8.0% at January 2, 1998).


                                     NOTE 4

NET INCOME (LOSS) PER COMMON SHARE:

The computation of basic net loss per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share would also include common share equivalents outstanding. Due to the Company's net loss for all periods presented, all common stock equivalents would be anti-dilutive to Basic EPS.


                                                               Three Months Ended
                                  ---------------------------------------------------------------------------
                                            Jan 2, 1998                                Dec 31, 1996
                                  --------------------------------            -------------------------------
                                    Loss       Shares    Per Share            Loss         Shares   Per Share
                                  -------      ------    ---------            -----        ------   ---------

Net loss - Basic and Diluted      $(3,218)      3,004      $(1.07)            $(821)        2,926     $(.28)

At January 2, 1998, there were options outstanding to purchase 629,395 shares of stock, with per share prices ranging from $2.94 to $10.93. Additionally there were warrants outstanding to purchase 1,390,000 shares of stock with per share prices ranging from $5.00 to $5.50. Also, the Company has 833,333 shares of redeemable preferred stock, which have a stated value of $6.00 per share and are convertible to common on a one to one ratio.

Page 6                                                                 Form 10-Q


                                     NOTE 5
INVENTORIES:

Inventories as of January 2, 1998 and September 30, 1997, were as follows (in thousands):

                                                               ------       ---------
                                                               Jan. 2,      Sept. 30,
                                                                1998          1997
                                                               ------        ------
Inventories:
  Raw Materials                                                $3,286        $3,602
  Work-in-process                                                   6            14
  Finished Goods                                                5,232         3,759
                                                               ------        ------
  Total                                                        $8,524        $7,375
                                                               ======        ======



                                     NOTE 6

SEVERANCE AND RESTRUCTURING EXPENSES:

In the quarter ended January 2, 1998, certain executives left the Company under severance agreements. Additionally, further work force reductions were announced. As a result of these items, the Company recorded a charge of $0.67 million in the quarter.

Page 7                                                                 Form 10-Q

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


FINANCIAL CONDITION
As of January 2, 1998, the Company had working capital of $7.4 million and a current ratio of 2.2 to one. As of September 30, 1997, the Company's working capital was $10.5 million and its current ratio was 3.8 to one. Major components of the change in working capital were decreases in cash of $0.6 million and accounts receivable of $1.5 million, while inventory increased $1.1 million. Accounts payable and accrued liabilities increased $1.4 million and borrowings under the Company's line of credit increased $0.9 million.

Due to the Company's terms of sale and the seasonality of the golf industry, receivable collections are historically slower during the Company's first and second fiscal quarters, which consists of the period from October through March. The Company also maintains higher inventory levels during the second and third fiscal quarters, January through June. The company's working capital requirements will be met primarily through increased borrowings under its line of credit through the month of May. The Company has available a $12.0 million line of credit agreement with a bank, due December 31, 1998. Borrowings under the line of credit were $1.05 million at January 2, 1998. The Company's capital expenditures are expected to total approximately $1.0 million for fiscal 1998, and will be funded through borrowings and internally generated cash.

RESULTS OF OPERATIONS
The table below compares net sales by market segment and product line for the quarters ending January 2, 1998 and December 31, 1996.

Page  8                                                                Form 10-Q


                              Sales by Product Line
                               ($'s in thousands)


                                         --------------------------------------
                                         Jan 2, 1998  Dec. 31, 1996    % Change
                                         --------------------------------------
Clubs                                        2,052        2,696         -23.9%
Bags                                         1,421        1,911         -25.6%
Outlet Stores                                  189          147          28.6%
Components                                     268          174          54.9%
Apparel                                         57           --            --
                                         --------------------------------------
  Total                                      3,987        4,928         -19.1%
                                         --------------------------------------


                             Sales by Market Segment
                               ($'s in thousands)


                                         --------------------------------------
                                         Jan 2, 1998  Dec. 31, 1996    % Change
                                         --------------------------------------
Pro                                          2,390        2,912         -17.9%
Retail                                         973        1,297         -37.9%
Outlet Stores                                  189          147          28.6%
Components                                     268          174          54.9%
Export                                          41           55         -25.5%
Contract                                       126           73          72.6%
                                         --------------------------------------
  Total                                      3,987        4,928         -19.1%
                                         --------------------------------------

Total sales for the quarter ending January 2, 1998, were $4.0 million compared to $4.9 million for the quarter ending December 31, 1996, a 19.1% decrease. The primary decrease in club sales related to the Company's Gripless driver. Net sales of this product were approximately $0.5 million less in the first quarter of 1998, compared to last year. The decrease in bag sales was the result of a major retailer buying their fall merchandise in the Company's fourth fiscal 1997 quarter. Historically, this major retailer placed orders for their fall merchandise in the Companys first fiscal quarter. Additionally, a number of the Company's off-course accounts had excess inventory remaining from the summer season, thus orders for the Christmas season were not as strong in the Company's first fiscal quarter of 1998. Contract sales represent direct shipments to customers from the Company's bag manufacturer in China.

The Company realized gross profit of $0.5 million on sales of $4.0 million for quarter ending January 2, 1998. This compares to gross profit for quarter ending December 31, 1996 of $1.3 million on sales of $4.9 million. The decline in gross profit contribution is attributable to margins on club sales as well as higher closeout sales for the Company's first fiscal quarter. Fiscal 1997's first quarter club sales included the Gripless driver, which generated higher than average margins.

Page  9                                                                Form 10-Q

Selling and marketing expenses increased $0.3 million for the quarter ending January 2, 1998 over the comparable prior year period. The increase in selling expense was primarily in payroll and related personnel costs for additional sales management personnel not in place as of December 31, 1996. Marketing expenses increased as the Company began promoting its Nancy Lopez Golf division.

General and administrative expenses increased $0.3 million for quarter ending January 2, 1998 compared to quarter ending December 31, 1996. The increase relates to the Company's management change in its fiscal 1997 fourth quarter. Severance and restructuring charges of $0.67 million relates to severance of certain executives as well as other layoffs and related charges.

Interest expense increased approximately $0.2 million during quarter ending January 2, 1998 over the comparable prior year period. The increase was due to maintaining higher borrowings under the Company's credit facility during its fiscal 1998 first quarter. Due to operating losses sustained during fiscal 1997, the Company's average borrowings were $7.9 million greater during its current fiscal quarter over the same prior year period.

Page 10                                                                Form 10-Q

                           PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

              (a)  Exhibits -

                   See Exhibit Index on page 12 of this Form 10-Q.

              (b)  Reports on Form 8-K

                   The Registrant did not file any reports on Form 8-K during the quarter ending January 2, 1998. Subsequent to the end of the quarter, the Registrant filed a Form 8-K on January 30, 1998 announcing the delisting from the NASDAQ SmallCap Market.

 Page 11                                                               Form 10-Q




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                            THE ARNOLD PALMER GOLF COMPANY
                                            ------------------------------------
                                                      (Registrant)




                                            /s/   John T. Lupton
                                            ------------------------------------
                                                  John T. Lupton
                                            Chairman and Chief Executive Officer


                                            /s/   David J. Kirby
                                            ------------------------------------
                                                  David J. Kirby
                                            Vice President Finance
                                            (Chief Accounting Officer)



Date    February 12, 1998

Page 12                                                                Form 10-Q



                                  Exhibit Index


Exhibit
Number                              Description
------                              -----------

 3.1*             Amended and Restated Charter of The Arnold Palmer
                  Golf Company.

 3.2**            Amended and Restated Bylaws of ProGroup, Inc.

10.1              Term Note of the Company in the amount of $10,000,000 dated
                  December 29, 1997

10.2 Master Note of the Company in the amount of $12,000,000 dated December 29, 1997

27                Financial Data Schedule.



* Incorporated by reference herein from the Company's Form 10-Q for the quarter ended August 31, 1996.

** Incorporated by reference herein from the Company's Form 10-K for the year ended February 25, 1995.