Form 10-Q
period 1998-03-27
ARNOLD PALMER GOLF CO
filed 1998-05-11
CIK 80397

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended     March 27, 1998      Commission File Number    0-921
                     ------------------------                         ---------

                         THE ARNOLD PALMER GOLF COMPANY
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Tennessee                                       62-0331019
(State of Incorporation)                  (I.R.S. Employer Identification No.)

6201 Mountain View Road, Ooltewah, Tennessee                    37363
-------------------------------------------------------------------------------
 (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number                                 423-238-5890


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


Yes   X   .    No       .
    -----         ------

As of May 8, 1998, 833,333 shares of Series NB Preferred Stock and 3,054,367 shares of Common Stock were outstanding.

                                      INDEX

                                                                           Pages
                                                                           -----


Part I.  Financial Information

         Balance Sheets - March 27, 1998 and
            September 30, 1997                                               1

         Statements of Operations - Three and Six Months
            Ended March 27, 1998 and March 31, 1997                          2

         Statements of Cash Flows - Six Months Ended
            March 27, 1998 and March 31, 1997                                3

         Notes to Financial Statements                                   4 - 6

         Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                    7 - 9


Part II. Other Information                                                  10

         Signature Page                                                     11


Page 1                                                                Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                     MARCH 27, 1998 AND SEPTEMBER 30, 1997
                   ($ in thousands except per share amounts)


ASSETS
                                              March 27, 1998           Sept. 30, 1997
                                              --------------           --------------
                                               (Unaudited)
Current assets:
  Cash                                          $   555                  $   703

  Trade receivables                               6,549                    6,154
    less: allowance for doubtful accounts          (684)                    (843)
                                                -------                  -------
       Net receivables                            5,865                    5,311

Inventories, net                                  9,895                    7,375

Prepaid expenses and other                        1,128                      847
                                                -------                  -------
   Total current assets                          17,443                   14,236

Property, plant and equipment                     5,162                    4,465
  less: accumulated depreciation                 (3,283)                  (2,972)
                                                -------                  -------
     Net property, plant and equipment            1,879                    1,493

Other assets:

  Investment in NBHI                              5,000                    5,000
  Property held for sale                            170                      170
  Goodwill                                          488                      502
  Other                                           1,407                    1,352
                                                -------                  -------
                                                  7,065                    7,024
                                                -------                  -------
TOTAL ASSETS                                    $26,387                  $22,753
                                                =======                  =======



LIABILITIES AND STOCKHOLDERS' EQUITY
                                              March 27, 1998           Sept. 30, 1997
                                              --------------           --------------
                                               (Unaudited)
Current liabilities:
  Current maturities of long-term
    obligations                                  $     92               $    102
  Short-term borrowings                             7,550                    150
  Accounts payable                                  3,463                  2,121
  Accrued liabilities                               1,921                  1,370
                                                 --------               --------
    Total current liabilities                      13,026                  3,743

Long-term obligations, net of
  current maturities                               26,327                 26,162

Redeemable preferred stock                          5,000                  5,000

Stockholders' equity (deficit):
  Common stock, $.50 per value,
    10,000,000 shares authorized,
    3,054,367 and 3,004,367 shares
    issued and outstanding at March 27,
    1998 and September 30, 1997,
    respectively                                    1,527                  1,502
  Additional paid-in capital                        6,401                  6,513
  Accumulated deficit                             (25,894)               (19,967)
                                                 --------               --------
    Total stockholders' equity (deficit)          (17,966)               (12,152)
                                                 --------               --------
TOTAL LIABILITIES & STOCKHOLDERS'
  EQUITY                                         $ 26,387               $ 22,753
                                                 ========               ========


   The accompanying notes are an integral part of these financial statements.

Page 2                                                                Form 10-Q

                            STATEMENTS OF OPERATIONS
          THREE AND SIX MONTHS ENDED MARCH 27, 1998 AND MARCH 31, 1997
                                  (Unaudited)
                   ($ in thousands except per share amounts)


                                                                  THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                       --------------------------------------     ---------------------------------
                                                        March 27, 1998         March 31, 1997     March 27, 1998     March 31, 1997
                                                       ---------------        ---------------     --------------    ---------------
Net sales                                                 $ 5,588                 $ 7,919           $ 9,575             $12,847
Cost of sales                                               4,493                   5,986             7,964               9,650
                                                          -------                 -------           -------             -------
  Gross profit                                              1,095                   1,933             1,611               3,197

Selling and marketing expenses                              2,080                   1,974             3,734               3,324

General and administrative expenses                         1,316                   1,089             2,462               1,939

Severance and restructuring expenses                          127                       -               797
                                                          -------                 -------           -------             -------
  Loss from operations                                     (2,428)                 (1,130)           (5,382)             (2,066)

Other income (expense):
  Royalty and sub-license income, net                         343                     401               704                 884
  Other, net                                                   83                       -                87                  55
                                                          -------                 -------           -------             -------
                                                              426                     401               791                 939
Loss before interest and income taxes                      (2,002)                   (729)           (4,591)             (1,127)

Interest expense                                              707                     541             1,336                 974
                                                          -------                 -------           -------             -------
Loss before income taxes                                   (2,709)                 (1,270)           (5,927)             (2,101)

Provision for income taxes                                      -                       -                 -                   -
                                                          -------                 -------           -------             -------
Net loss                                                  $(2,709)                $(1,270)          $(5,927)            $(2,101)
                                                          =======                 =======           =======             =======
Net loss per share - basic and diluted                    $ (0.89)                $ (0.43)          $ (1.96)            $ (0.71)
                                                          =======                 =======           =======             =======


   The accompanying notes are an integral part of these financial statements.

Page 3                                                                Form 10-Q

                            STATEMENTS OF CASH FLOWS
               SIX MONTHS ENDED MARCH 27, 1998 AND MARCH 31, 1997
                                  (Unaudited)
                                ($ in thousands)


                                                   Mar. 27, 1998      Mar.31, 1997
                                                   -------------      ------------

CASH FLOWS FROM
  OPERATING ACTIVITIES:

Net loss                                             $(5,927)           $(2,101)
Adjustments to reconcile net income to
  net cash used for operating
  activities -

    Depreciation                                         311                168
    Amortization                                         201                210
    Gain on sale of assets                                 -                 (1)

    Changes in operating assets and
      liabilities -

        Receivables                                     (554)            (4,237)
        Inventories                                   (2,520)            (2,919)
        Prepaid expenses and other                      (281)               (40)
        Accounts payable                               1,342              1,535
        Accured liabilities                              551               (544)
                                                     -------            -------
Net cash used for operating activities                (6,877)            (7,929)
                                                     -------            -------
CASH FLOWS FROM
  INVESTING ACTIVITIES:

  Additions to property, plant and equipment            (697)              (313)
  Proceeds from sale of property, plant &
    equipment                                              -                  2
  Other Assets                                           (62)                 -
                                                     -------            -------

        Net cash used for
          investing activities                          (759)              (311)
                                                     -------            -------



                                                   Mar. 27, 1998      Mar. 31, 1997
                                                   -------------      -------------
CASH FLOWS FROM
  FINANCING ACTIVITIES:

Net increase in short-term borrowings
  from bank                                            7,400             $8,754

Issuance of common stock                                 113

Principal payments on long-term obligations              (25)               (36)
                                                     -------             ------
  Net cash provided by
    financing activities                               7,488              8,718
                                                     -------             ------
NET CHANGE IN CASH                                      (148)               478

CASH, beginning of period                                703                 47
                                                     -------             ------
CASH, end of period                                  $   555             $  525
                                                     =======             ======
Supplemental disclosures of
  cash flow information:

Cash paid during the period for:

  Interest                                           $ 1,059             $  675
                                                     =======             ======
  Income taxes                                        $    -             $    -
                                                     =======             ======


   The accompanying notes are an integral part of these financial statements.

Page 4                                                                Form 10-Q

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                     NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The quarterly financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Company's latest annual report on Form 10-K. In the opinion of management of the Company, all adjustments necessary, consisting only of normal recurring adjustments, to present fairly (1) the financial position of The Arnold Palmer Golf Company as of March 27, 1998; (2) the results of its operations and its cash flows for the six months ended March 27, 1998 and March 31, 1997; and (3) the results of its operations for the three months ended March 27, 1998 and March 31, 1997, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

Reference is also made to the Company's annual report on Form 10-K for the year ended September 30, 1997, for a discussion of the Company's significant accounting policies.


                                     NOTE 2
INCOME TAXES:

The Company has federal tax loss carry forwards of approximately $32.3 million at September 30, 1997. There was no current income tax provision or benefit recorded during the six months ending March 27, 1998 due to the losses sustained by the Company.

Page 5                                                                Form 10-Q

                                     NOTE 3

SHORT-TERM BORROWINGS:

Short - term borrowings consist of advances under a $12.0 million line of credit agreement with a bank which is scheduled to mature December 31, 1998. There are no financial covenants under the line of credit, which is unconditionally guaranteed by the Company's Chairman (the "Guarantor").

At the option of the Company, advances under the line of credit bear interest at prime minus 0.50% or one, two or three month LIBOR plus 2.0% (8.0% at March 27, 1998).

                                     NOTE 4

NET LOSS PER COMMON SHARE:

The computation of basic net loss per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share would also include common share equivalents outstanding. Due to the Company's net loss for all periods presented, all common stock equivalents would be anti-dilutive to Basic EPS.

                                      Three Months Ended                Six Months Ended
                               -----------------------------------------------------------------
                                Mar 27, 1998      Mar 31, 1997    Mar 27, 1998     Mar 31, 1997
                                ------------      ------------    ------------     ------------
  Net loss (in thousands)        ($2,709)          ($1,270)         ($5,927)         ($2,101)

  Weighted average shares      3,054,367         2,977,121        3,027,963        2,951,686

  Net loss per share -
  basic and diluted               ($0.89)           ($0.43)          ($1.96)          ($0.71)

At March 27, 1998, there were options outstanding to purchase 629,395 shares of stock, with per share prices ranging from $2.94 to $10.93. Additionally there were warrants outstanding to purchase 1,390,000 shares of stock with per share prices ranging from $5.00 to $5.50. Also, the Company has 833,333 shares of redeemable preferred stock, which have a stated value of $6.00 per share and are convertible to common on a one to one ratio.

Page 6                                                                Form 10-Q

                                     NOTE 5
INVENTORIES:

Inventories as of March 27, 1998 and September 30, 1997, were as follows (in thousands):

                               ---------------              ----------------
                                Mar. 27, 1998                Sept. 30, 1997
                               ---------------              ----------------
    Raw Materials                   $3,737                       $3,602
    Work-in-process                      6                           14
    Finished Goods                   6,152                        3,759
                                ----------                  -----------
    Total                           $9,895                       $7,375
                                ----------                  -----------


                                     NOTE 6

SEVERANCE AND RESTRUCTURING EXPENSES:

During the six month period ending March 27, 1998, in addition to other work force reductions, certain executives left the Company under severance agreements. As a result of these items, the Company recorded a charge of $0.8 million in the six month period.

Page 7                                                                Form 10-Q


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------

FINANCIAL CONDITION
As of March 27, 1998, the Company had working capital of $4.4 million and a current ratio of 1.3 to one. This compares to working capital of $10.5 million and a current ratio of 3.8 to one as of September 30, 1997. As of the period ending March 27, 1998, current borrowings under the Company's line of credit increased $7.4 million from the period ending September 30, 1997. Accounts payable and other accrued liabilities increased $1.9 million. The increases were used to fund the Company's net loss for the period of $5.9 million and an increase in accounts receivable and inventory of $0.6 million and $2.5 million respectively. During the Company's first and second fiscal quarters, October through March, working capital requirements are met primarily through increased borrowings under its line of credit. Generally working capital requirements during the Company's third and fourth fiscal quarters, April through September, are provided from internally generated funds. However, the Company does anticipate the need for additional borrowings under its line of credit during its third quarter to support inventory requirements for initial product shipments of its Nancy Lopez Golf division. Capital expenditures for the six month period ending March 27, 1998, were approximately $0.7 million. Additional capital expenditures for the fiscal year ending September 30, 1998 are expected to be minimal.

RESULTS OF OPERATIONS
The tables below compare net sales by product line and market segment for the Company's second quarter and six months ending March 27, 1998, to the comparable prior year periods.

Page 8                                                                Form 10-Q


                              Sales By Product Line
                               ($'s in thousands)

                            Three Months Ended                         Six Months Ended
                 --------------------------------------    ----------------------------------------
                 Mar 27, 1998  Mar 31, 1997    %Change     Mar 27, 1998  Mar 31, 1997      %Change
                 --------------------------------------    ----------------------------------------
  Clubs              2,169         3,766        (42.4)         4,220         6,464          (34.7)
  Bags               2,636         3,439        (23.3)         4,058         5,351          (24.2)
  Outlet               111            99         12.1            300           246           22.0
  Components           583           601         (3.0)           851           772           10.2
  Apparel               89            14        535.7            146            14          942.9
                 -------------------------------------     ----------------------------------------
    Total            5,588         7,919        (29.4)         9,575        12,847          (25.5)
                 -------------------------------------     ----------------------------------------


                             Sales By Market Segment
                               ($'s in thousands)


                            Three Months Ended                         Six Months Ended
                 ---------------------------------------   ----------------------------------------
                 Mar 27, 1998  Mar 31, 1997     %Change    Mar 27, 1998  Mar 31, 1997      %Change
                 ---------------------------------------   ----------------------------------------
  Pro                1,857         3,504        (47.0)         3,653         6,558          (44.3)
  Retail             1,731         2,897        (40.2)         2,342         3,911          (40.1)
  Contract             178           399        (55.4)           275           472          (41.7)
  Outlet               111            99         12.1            300           246           22.0
  Components           583           601         (3.0)           851           772           10.2
  Closeouts          1,040           270        285.2          2,045           684          199.0
  Other                 88           149        (40.9)           109           204          (46.6)
                 -------------------------------------     ---------------------------------------
    Total            5,588         7,919        (29.4)         9,575        12,847         (25.5)
                 -------------------------------------     ---------------------------------------


Net sales for the quarter ending March 27, 1998 were $5.6 million compared to $7.9 million for the comparable prior year period, a decrease of 29.4%. Sales for the six month period decreased 25.5% to $9.6 million, from $12.8 million in the prior year same six month period. Substantially all the decline in current year sales was in the Company's club and bag product lines. The decline is attributable to 1) the reorganization of the Company's sales force during the Company's second quarter, 2) late delivery of raw materials from overseas suppliers and 3) excess inventories in the market place going into the Spring season.

The Company's gross profit as a percentage of net sales for the second quarter and six month period ending March 27, 1998, was 19.6% and 16.8% respectively. Gross profit for the comparable prior year periods was 24.4% and 24.9%. The decline in gross profit is attributable to significant closeout sales during the Company's reporting period and manufacturing variances in the Company's club division. Year to date closeout sales were $2.0 million and represented approximately 34% of sales of the Company's core products, clubs and bags. Gross profit on the closeout sales was 14.9%. Manufacturing variances in the Company's club manufacturing facility accounted for approximately 5.0% of the decline in gross profit, and was attributable to air freight charges for shipment of raw materials from overseas suppliers and under-absorbed factory overhead due to the decline in sales. Adjusting for the closeout margins

Page 9                                                                Form 10-Q

and manufacturing variances, gross profit would have been 22.4% and 22.3% for the second quarter and six months ending March 27, 1998.

Selling and marketing expenses increased $0.1 million and $0.4 million for the three months and six months ending March 27, 1998. The increase was due in part to marketing and development costs related to the Company's new Nancy Lopez Golf division. Variable selling expenses, commissions and royalties, decreased $0.4 million during the six months ending March 27, 1998. The decrease was offset by an increase of $0.6 million in personnel related costs as the Company added sales management personnel and replaced its sales force of independent representatives with employee representatives who are compensated on a salary and commission pay structure.

General and administrative expenses increased $0.2 million and $0.5 million for the quarter and year to date periods ending March 27, 1998 over the same prior year periods. General and administrative expenses through March 27, 1998 relating to the Company's management change and reorganization were $0.7 million. Excluding these costs, general and administrative expenses would have decreased $0.2 million from the prior year. During the six month period ending March 27, 1998, in addition to other work force reductions, certain executives left the Company under severance agreements. As a result of these items, the Company recorded a charge of $0.8 million.

Royalty income decreased primarily due to the termination of a licensing agreement with a fitness equipment manufacturer, who filed bankruptcy during 1997. Interest expense increased $0.2 million and $0.4 million for the three month and six month period ending March 27, 1998. The increase was due to higher monthly average short term and long term debt during the Company's current reporting period. Average total monthly debt was $7.6 million higher during the six month period ending March 27, 1998 than in the same prior year six month period ending March 30, 1997.

Page 10                                                              Form 10-Q

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

             (a)  Exhibits -

                  See Exhibit Index on page 13 of this Form 10-Q.

             (b)  Reports on Form 8-K -

                  The Registrant filed a report on Form 8-K on January 30, 1998 regarding the Company's withdrawal from the NASDAQ Small Cap Market.
 .

Page 11                                                               Form 10-Q




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                              THE ARNOLD PALMER GOLF COMPANY
                              -------------------------------------------------
                                             (Registrant)




                              /s/ Cindy L. Davis
                              -------------------------------------------------
                                  Cindy L. Davis
                              President and Chief Executive Officer


                              /s/ David J. Kirby
                              -------------------------------------------------
                                  David J. Kirby
                              Vice President Finance (Chief Accounting Officer)



Date   May 8, 1998
     -----------------

Page 12                                                               Form 10-Q



                                  Exhibit Index



         Exhibit
         Number                        Description
         -------                       -----------
          3.1*           Amended and Restated Charter of The Arnold Palmer
                         Golf Company.

          3.2**          Amended and Restated Bylaws of The Arnold Palmer Golf
                         Company

          27             Financial Data Schedule (for SEC use only).



          * Incorporated by reference herein from the Company's Form 10-Q for the quarter ended August 31, 1996.

          ** Incorporated by reference herein from the Company's Form 10-K for the year ended February 25, 1995.