Form 10-Q
period 1998-06-26
ARNOLD PALMER GOLF CO
filed 1998-08-10
CIK 80397

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended       June 26, 1998       Commission File Number    0-921
                     ------------------------                           --------

                         THE ARNOLD PALMER GOLF COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Tennessee                                         62-0331019
------------------------                    ------------------------------------
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


Yes  x  .    No      .
   -----        -----

As of August 7, 1998, 833,333 shares of Series NB Preferred Stock and 3,054,367 shares of Common Stock were outstanding.

                                      INDEX


                                                                            Pages
                                                                            -----

Part I.  Financial Information

         Balance Sheets - June 26, 1998 and
            September 30, 1997                                                1

         Statements of Operations - Three and Nine Months
            Ended June 26, 1998 and June 30, 1997                             2

         Statements of Cash Flows - Nine Months Ended
            June 26, 1998 and June 30, 1997                                   3

         Notes to Financial Statements                                      4-6

         Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                      7-9


Part II. Other Information                                                   10

         Signature Page                                                      11

Page 1                                                                 Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                      JUNE 26, 1998 AND SEPTEMBER 30, 1997
                    ($ in thousands except per share amounts)



                                                            June 26, 1998     Sept 30, 1997
                                                            -------------     -------------
                                                             (Unaudited)
ASSETS

Current assets:
   Cash                                                        $  1,038          $    703

   Trade receivables                                              7,722             6,154
        less: allowance for doubtful accounts                      (679)             (843)
                                                               --------          --------
            Net receivables                                       7,043             5,311

   Inventories, net                                               9,663             7,375

   Prepaid expenses and other                                     1,038               847
                                                               --------          --------

      Total current assets                                       18,782            14,236

Property, plant and equipment                                     5,518             4,465
        less: accumulated depreciation                           (3,432)           (2,972)
                                                               --------          --------
            Net property, plant and equipment                     2,086             1,493


Other assets:

   Investment in NBHI                                             5,000             5,000
   Property held for sale                                           170               170
   Goodwill                                                         480               502
   Other                                                          1,404             1,352
                                                               --------          --------
                                                                  7,054             7,024
                                                               --------          --------

TOTAL ASSETS                                                   $ 27,922          $ 22,753
                                                               ========          ========


                                                            June 26, 1998     Sept 30, 1997
                                                            -------------     -------------
                                                             (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term
     obligations                                               $     29          $    102
   Short-term borrowings                                         11,450               150
   Accounts payable                                               4,463             2,121
   Accrued liabilities                                            1,956             1,370
                                                               --------          --------

      Total current liabilities                                  17,898             3,743

Long-term obligations, net of
   current maturities                                            26,423            26,162

Redeemable preferred stock                                        5,000             5,000

Stockholders' equity (deficit):
   Common stock, $.50 par value,
      10,000,000 shares authorized, 3,054,367 and 3,004,367
      shares issued and outstanding at June 26, 1998
      and September 30, 1997, respectively                        1,527             1,502
   Additional paid-in capital                                     6,401             6,313
   Accumulated deficit                                          (29,327)          (19,967)
                                                               --------          --------

      Total stockholders' equity (deficit)                      (21,399)          (12,152)
                                                               --------          --------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                       $ 27,922          $ 22,753
                                                               ========          ========




   The accompanying notes are an integral part of these financial statements.

Page 2                                                                 Form 10-Q

                            STATEMENTS OF OPERATIONS
           THREE AND NINE MONTHS ENDED JUNE 26, 1998 AND JUNE 30, 1997
                                   (Unaudited)
                    ($ in thousands except per share amounts)


                                                   THREE MONTHS ENDED                  NINE MONTHS ENDED
                                             ------------------------------     -------------------------------
                                             June 26, 1998    June 30, 1997     June 26, 1998     June 30, 1997
                                             -------------    -------------     -------------     -------------
Net sales                                       $ 8,306          $ 11,172          $ 17,881          $ 24,019
Cost of sales                                     8,075             8,413            16,039            18,063
                                                -------          --------          --------          --------

   Gross profit                                     231             2,759             1,842             5,956

Selling and marketing expenses                    2,188             2,054             5,922             5,378

General and administrative expenses               1,138             1,393             3,600             3,332

Severance and restructuring expenses                 --                --               797
                                                -------          --------          --------          --------

   Loss from operations                          (3,095)             (688)           (8,477)           (2,754)

Other income (expense):
    Royalty and sub-license income, net             423               426             1,127             1,310
    Other, net                                       37                11               124                66
                                                -------          --------          --------          --------

                                                    460               437             1,251             1,376

Loss before interest and income taxes            (2,635)             (251)           (7,226)           (1,378)

Interest expense                                    798               614             2,134             1,588
                                                -------          --------          --------          --------

Loss before income taxes                         (3,433)             (865)           (9,360)           (2,966)

Provision for income taxes                           --                --                --                --
                                                -------          --------          --------          --------

Net loss                                        $(3,433)         $   (865)         $ (9,360)         $ (2,966)
                                                =======          ========          ========          ========

Net loss per share  - basic and diluted         $ (1.12)         $  (0.29)         $  (3.08)         $  (1.00)
                                                =======          ========          ========          ========





   The accompanying notes are an integral part of these financial statements.

Page 3                                                                 Form 10-Q


                            STATEMENTS OF CASH FLOWS
                NINE MONTHS ENDED JUNE 26, 1998 AND JUNE 30, 1997
                                   (Unaudited)
                                ($ in thousands)


                                                                 June 26, 1998         June 30, 1997
                                                                 -------------         -------------
CASH FLOWS FROM
   OPERATING ACTIVITIES:

Net loss                                                           $ (9,360)               $(2,966)
Adjustments to reconcile net income to net cash
   used for operating activities -

      Depreciation                                                      460                    281
      Amortization                                                      309                    267

      Gain on sale of assets                                             --                     (1)

      Changes in operating assets and liabilities -

           Receivables                                               (2,607)                (5,043)
           Inventories                                               (2,288)                (1,747)
           Prepaid expenses and other                                   623                    258
           Accounts payable                                           2,342                  1,142
           Accrued liabilities                                          586                   (575)
                                                                   --------                -------

Net cash used for operating activities                               (9,935)                (8,384)
                                                                   --------                -------


CASH FLOWS FROM
   INVESTING ACTIVITIES:

   Additions to property, plant and equipment                        (1,053)                  (709)
   Proceeds from sale of property, plant & equipment                     --                      3
                                                                   --------                -------
         Net cash used for
            investing activities                                     (1,053)                  (706)
                                                                   --------                -------

 CASH FLOWS FROM
    FINANCING ACTIVITIES:

 Net increase in short-term borrowings
    from bank                                                        11,300                $ 9,354

 Issuance of common stock                                               113                     --

 Principal payments on long-term obligations                            (90)                   (48)
                                                                   --------                -------

    Net cash provided by
       financing activities                                          11,323                  9,306
                                                                   --------                -------

 NET CHANGE IN CASH                                                     335                    216

 CASH, beginning of period                                              703                     47
                                                                   --------                -------

 CASH, end of period                                               $  1,038                $   263
                                                                   ========                =======


 Supplemental disclosures of
    cash flow information:

 Cash paid during the period for:
       Interest                                                    $  1,715                $ 1,163
                                                                   ========                =======
       Income taxes                                                $     --                $    --
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

Page 4                                                                 Form 10-Q



                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                     NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The quarterly financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Company's latest annual report on Form 10-K. In the opinion of management of the Company, all adjustments necessary, consisting only of normal recurring adjustments, to present fairly (1) the financial position of The Arnold Palmer Golf Company as of June 26, 1998; (2) the results of its operations and its cash flows for the nine months ended June 26, 1998 and June 30, 1997; and (3) the results of its operations for the three months ended June 26, 1998 and June 30, 1997, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

Reference is also made to the Company's annual report on Form 10-K for the year ended September 30, 1997, for a discussion of the Company's significant accounting policies.


                                     NOTE 2
INCOME TAXES:

The Company has federal tax loss carry forwards of approximately $32.3 million at September 30, 1997. There was no current income tax provision or benefit recorded during the nine months ending June 26, 1998 due to the losses sustained by the Company.

Page 5                                                                 Form 10-Q

                                     NOTE 3

INDEBTEDNESS:

At June 26, 1998, total borrowings from the Company's bank totaled $33.5 million. The $22.0 million term portion is due December 31, 1999 and the $11.5 million outstanding under the existing $12.0 million line of credit is due December 31, 1998, both of which are guaranteed by the Company's Chairman (the "Guarantor").

In June 1998, the Company obtained an additional $2.0 million unsecured line of credit, which is also guaranteed by the Guarantor, and expires September 30, 1998. At the option of the Company, advances under the new line of credit bear interest at prime minus 0.50% or one, two or three month LIBOR plus 2.0% (8.0% at June 26, 1998). There are no financial covenants under the lines of credit.

Under the two line of credit facilities, $2.5 million was available for borrowing at June 26, 1998. The Company anticipates these financing agreements, totaling $36.0 million, will satisfy working capital and capital expenditure requirements through September 30, 1998.

The Company anticipates renewing its lines of credit through late 1999 or pursuing other means of capitalization if necessary. Any new financing would be dependent of the continuing guarantee of the Guarantor.

                                     NOTE 4

NET LOSS PER COMMON SHARE:

The computation of basic net loss per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share would also include common share equivalents outstanding. Due to the Company's net loss for all periods presented, all common stock equivalents would be anti-dilutive to basic earnings per share.

                                                    Three Months Ended                   Nine Months Ended
                                            --------------------------------      --------------------------------
                                            June 26, 1998      June 30, 1997      June 26, 1998      June 30, 1997
                                            -------------      -------------      -------------      -------------
Net loss (in thousands)                      $    (3,433)       $      (865)       $    (9,360)       $    (2,966)

Weighted average shares                        3,054,367          3,004,367          3,036,895          2,969,247

Net loss per share - basic and diluted       $     (1.12)       $     (0.29)       $     (3.08)       $     (1.00)

At June 26, 1998, there were options outstanding to purchase 629,395 shares of stock, with per share prices ranging from $2.94 to $10.93. Additionally there were warrants outstanding to purchase 1,390,000 shares of stock with per share prices ranging from $5.00 to $5.50. Also, the Company has 833,333 shares of redeemable preferred stock, which have a stated value of $6.00 per share and are convertible to common on a one to one ratio.

Page 6                                                                 Form 10-Q

                                     NOTE 5
INVENTORIES:

Inventories as of June 26, 1998 and September 30, 1997, were as follows (in thousands):

                                June 26, 1998        Sept. 30, 1997
                                -------------        --------------

     Raw Materials                 $5,435               $3,602
     Work-in-process                    6                   14
     Finished Goods                 4,222                3,759
                                   ------               ------
     Total                         $9,663               $7,375
                                   ------               ------

Inventories increased since September 30, 1997 due to requirements to support the Company's new Nancy Lopez Golf line of equipment and due to lower than expected year to date sales of Palmer and Hot-z products.

                                     NOTE 6

SEVERANCE AND RESTRUCTURING EXPENSES:

During the nine month period ending June 26, 1998, in addition to other work force reductions, certain executives left the Company under severance agreements. As a result of these items, the Company recorded a charge of $0.8 million in the nine month period.

Additionally, due to the Company continuing to sustain significant losses during fiscal 1998, subsequent to June 26, 1998 the company announced plans for further workforce reductions and the consolidation of its club manufacturing operations with its bag manufacturing facility in Pocahontas, Arkansas. The company expects to record expenses related to the workforce reduction and plant consolidation of approximately $0.6 million during the fourth quarter of fiscal 1998.

Page 7                                                                 Form 10-Q

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

FINANCIAL CONDITION

As of June 26, 1998, the Company had working capital of $0.9 million and a current ratio of 1.0 to one. This compares to working capital of $10.5 million and a current ratio of 3.8 to one as of September 30, 1997. As of June 26, 1998, current borrowings under the Company's line of credit had increased by $11.3 million from the period ending September 30, 1997. The increase in borrowings were used primarily to fund the Company's nine month operations loss of $9.4 million and an increase in various working capital components of $1.7 million. Capital expenditures for the nine month period ending June 26, 1998 were $1.1 million. Capital expenditures for the Company's fourth quarter of fiscal 1998 are expected to be minimal.

At June 26, 1998, total borrowings from the Company's bank totaled $33.5 million. The $22.0 million term portion is due December 31, 1999 and the $11.5 million outstanding under the existing $12.0 million line of credit is due December 31, 1998, both of which are guaranteed by the Company's Chairman (the "Guarantor").

In June 1998, the Company obtained an additional $2.0 million unsecured line of credit, which is also guaranteed by the Guarantor, and expires September 30, 1998. At the option of the Company, advances under the new line of credit bear interest at prime minus 0.50% or one, two or three month LIBOR plus 2.0% (8.0% at June 26, 1998). There are no financial covenants under the lines of credit.

Under the two line of credit facilities, $2.5 million was available for borrowing at June 26, 1998. The Company anticipates these financing agreements, totaling $36.0 million, will satisfy working capital and capital expenditure requirements through September 30, 1998.

The Company anticipates renewing its lines of credit through late 1999 or pursuing other means of capitalization if necessary. Any new financing would be dependent of the continuing guarantee of the Guarantor.

RESULTS OF OPERATIONS

The tables below compare net sales by product line and market segment for the Company's third quarter and nine months ending June 26, 1998, to the comparable prior year periods.

Page 8                                                                 Form 10-Q


                              Sales By Product Line
                               ($'s in thousands)

                            Three Months Ended                            Nine Months Ended
               ------------------------------------------   -------------------------------------------
               June 26, 1998   June 30, 1997      %Change   June 26, 1998    June 30, 1997      %Change
               -------------   -------------      -------   -------------    -------------      -------
Clubs              $4,596         $ 5,883          (21.9)       $ 8,816         $12,350          (28.6)
Bags                2,635           3,737          (29.5)         6,693           9,085          (26.3)
Outlet                307             361          (15.0)           679             673            0.9
Components            718           1,078          (33.4)         1,497           1,784          (16.1)
Apparel                50             113          (55.8)           196             127           54.3
                   ------         -------         ------        -------         -------         ------
  Total            $8,306         $11,172          (25.7)       $17,881         $24,019          (25.6)
                   ------         -------         ------        -------         -------         ------


                             Sales By Market Segment
                               ($'s in thousands)

                            Three Months Ended                            Nine Months Ended
               ------------------------------------------   -------------------------------------------
               June 26, 1998   June 30, 1997      %Change   June 26, 1998    June 30, 1997      %Change
               -------------   -------------      -------   -------------    -------------      -------
Pro                $4,685         $ 5,470          (14.4)       $ 8,338         $12,028          (30.7)
Retail              1,997           3,225          (38.1)         4,339           7,136          (39.2)
Contract               53             244          (78.3)           328             716          (54.2)
Outlet                307             361          (15.0)           679             673            0.9
Components            718           1,078          (33.4)         1,497           1,784          (16.1)
Closeouts             492             691          (28.8)         2,537           1,375           84.5
Other                  54             103          (47.6)           163             307          (46.9)
                   ------         -------         ------        -------         -------         ------
  Total            $8,306         $11,172          (25.7)       $17,881         $24,019          (25.6)
                   ------         -------         ------        -------         -------         ------

Net sales for the quarter ending June 26, 1998 were $8.3 million compared to $11.2 million for the comparable prior year period, a decrease of 25.7%. Sales for the nine month period decreased 25.6% to $17.9 million, from $24.0 million in the prior year same nine month period. Substantially all the decline in current year sales was in the Company's club and bag product lines. In addition to a decline in sales early in the Company's fiscal year due to reorganization of its sales force and late delivery of raw materials from overseas suppliers, overall soft market conditions within the golf industry caused the continued decline in sales during the Company's third quarter ending June 26, 1998.

The Company's gross profit as a percentage of net sales for the third quarter and nine month period ending June 26, 1998, was 2.8% and 10.3% respectively. Gross profit for the comparable prior year periods was 24.7% and 24.8%. The decline in gross profit is attributable to significant closeout sales during the Company's reporting period and manufacturing variances due to lower than planned production volumes. The Company also recorded a charge for inventory reserves of $1.6 million in its third quarter. The reserve was taken against discontinued finished goods and raw materials remaining in inventory as of quarter ending June 26, 1998. Excluding the third quarter charge for inventory reserves, gross profit for the three months and nine months ending June 26, 1998 would have been 21.5% and 19.0%. Year to date closeout sales were $2.5 million

Page 9                                                                 Form 10-Q


for the nine months ending June 26, 1998 compared to $1.4 million during the same prior year period. Gross profit on current year closeout sales were significantly less than in the prior year due to aggressive discount pricing on noncurrent product and an oversupply of closeouts in the marketplace.

Selling and marketing expenses increased $0.1 million and $0.5 million for the three months and nine months ending June 26, 1998. The increase was primarily in marketing and development costs related to the Company's new Nancy Lopez Golf division. Variable selling expenses, commissions and royalties, decreased $0.6 million during the nine months ending June 26, 1998. The decrease was offset by an increase of $0.7 million in personnel related costs as the Company replaced its sales force of independent representatives with employee representatives who are compensated on a salary and commission pay structure.

General and administrative expenses decreased $0.3 million for the quarter ending June 26, 1998 and increased $0.3 million for the nine month period ending June 26, 1998 over the same prior year periods. General and administrative expenses through June 26, 1998 relating to the Company's management change and reorganization were approximately $1.0 million. Excluding these costs, general and administrative expenses would have decreased $0.7 million from the prior year nine month period. During the nine month period ending June 26, 1998, in addition to other work force reductions, certain executives left the Company under severance agreements. As a result of these items, the Company recorded severance and restructuring expenses of $0.8 million.

Other income for the third quarter ending June 26, 1998 was essentially unchanged from the same prior year period. For the nine month period ending June 26, 1998, other income was $1.3 million compared to $1.4 million for the same nine month period in the prior year. Interest expense increased $0.2 million and $0.5 million for the three month and nine month period ending June 26, 1998. The increase was due to higher monthly average short term and long term debt during the Company's current reporting period. Average total monthly debt was $8.5 million higher during the nine month period ending June 26, 1998 than in the same prior year six month period ending June 30, 1997.

Due to the Company continuing to sustain significant losses during fiscal 1998, subsequent to June 26, 1998 the company announced plans for further workforce reductions and the consolidation of its club manufacturing operations with its bag manufacturing facility in Pocahontas, Arkansas. The company expects to record expenses related to the workforce reduction and plant consolidation of approximately $0.6 million during the fourth quarter of fiscal 1998.

Page 10                                                                Form 10-Q

                           PART II. OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

             (a)  Exhibits -

                      See Exhibit Index on page 12 of this Form 10-Q.

             (b)  Reports on Form 8-K -

                  The Registrant did not file any reports on Form 8-K during the quarter ending June 26, 1998.

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






                                   THE ARNOLD PALMER GOLF COMPANY
                                   ------------------------------
                                              (Registrant)




                                   /s/         Cindy L. Davis
                                   -----------------------------------------
                                               Cindy L. Davis
                                   President and Chief Executive Officer


                                   /s/         David J. Kirby
                                   -----------------------------------------
                                               David J. Kirby
                                   Vice President Finance (Chief Accounting
                                   Officer)



Date    August 7, 1998
      -----------------

Page 12                                                                Form 10-Q



                                  Exhibit Index


Exhibit
Number                    Description
------                    -----------

  3.1*     Amended and Restated Charter of The Arnold Palmer
           Golf Company.

  3.2**    Amended and Restated Bylaws of The Arnold Palmer Golf
           Company

 10.1      Master Note of the Company in the amount of $2,000,000 dated
           June 12, 1998

 27        Financial Data Schedule (for SEC use only).

 * Incorporated by reference herein from the Company's Form 10-Q for the quarter ended August 31, 1996.

 ** Incorporated by reference herein from the Company's Form 10-K for the year ended February 25, 1995.