Form 10-K
period 1998-09-30
ARNOLD PALMER GOLF CO
filed 1998-12-29
CIK 80397

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Fiscal Year Ending September 30, 1998
                            Commission File No. 0-921

                         THE ARNOLD PALMER GOLF COMPANY
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Tennessee                                        062-0331019
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                           Identification Number)

6201 Mountain View Road, Ooltewah, TN                             37363
--------------------------------------------------------------------------------

Registrant's telephone number, (including area code)         (423) 238-5890
                                                        ------------------------

Securities registered pursuant to Section 12(b) of the Act:

Common Stock - par value
     $.50 per share                                     None
--------------------------------------------------------------------------------
    (Title of Class)                 (Name of Exchange on which Registered)

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                 --------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   X    Yes         No
-------     -------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [    ]
                              ----

         As of November 30, 1998, the aggregate market value of the voting stock held by non-affiliates was approximately $849,102 (based on the closing price on that date of $0.375 per share).

         As of November 30, 1998, 3,887,700 shares of Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Specified portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held February 23, 1999, are incorporated by reference into Part III of this Form 10-K. Other documents incorporated by reference in this report are listed in the Exhibit Index.

                                     PART I

Item 1.           Business

General
The Arnold Palmer Golf Company ("APGC" or the "Company") was incorporated in Tennessee in 1932 and began operations as the Professional Golf Co., Inc. In 1966 it merged with First Flight Co. and in 1975 changed its name to ProGroup, Inc. In July 1996, the Company changed its name to The Arnold Palmer Golf Company. APGC manufactures, markets and distributes a full line of golf products, including PALMER, NancyLopezGolf and First Flight golf equipment, and HOTZ golf bags and luggage. APGC owns, subject to certain exceptions, the exclusive worldwide right to the Arnold Palmer and Nancy Lopez trade names in connection with the Company's manufacture, sale and distribution of golf products. For purposes of this report, "fiscal 1998, 1997, and 1996" refer to the fiscal years ended September 30, 1998, September 30, 1997 and March 2, 1996, respectively. The "1996 transition period" refers to the seven-month period ended September 30, 1996.

Principal Products
The Company manufactures and markets golf clubs, golf bags, golf accessories and luggage.

Markets
The principal market for the products sold by the Company is the United States. Foreign sales were negligible during fiscal 1998. Certain golf equipment is manufactured and distributed on a contract basis to other wholesalers. Branded golf products are sold to pro shops and retailers.

Methods of Distribution
The principal method of distribution of the Company's products is through employee sales representatives and independent sales representatives. The Company's products are sold through separate and distinct trade channels: golf courses and resorts; golf shops not affiliated with golf courses; and major retailers.

Sources of Supplies or Raw Materials
The Company's major sources of supplies or raw materials are as follows:

          Source                                    Raw Material
          ------                                    ------------
          Mortex International Ltd.                 Bag material/hardware
          SungLing Golf & Casting Co., LTD,
            Dynamic Precision Casting Co., LTD.     Iron heads, Metal wood heads
          Aldila, Inc., True Temper Sports, Inc.    Shafts

While the Company has not experienced significant delays in receiving supplies or raw materials, it does recognize the fact that, in some cases, only a limited number of suppliers are available.

Licenses, Patents, Etc.
As of March 1, 1992, the Company entered into an agreement (the "Palmer Agreement") with Arnold Palmer Enterprises, Inc. ("Palmer Enterprises"), pursuant to which the Company obtained a license to use the name, likeness and endorsement of Arnold Palmer ("Palmer"), a director of the Company, in connection with the advertisement, promotion and sale of golf clubs, bags, balls, gloves and other products.

The Palmer Agreement grants to the Company an exclusive worldwide right, subject to certain exceptions, to use words or symbols, photographic representations, images, likenesses or endorsements of Palmer in connection with the Company's manufacture, sale and distribution of golf products. The Company also has the right under the Palmer Agreement to sublicense to third parties the right to use the licensed trademarks. The Palmer Agreement also gives the Company the right to acquire the use of the Palmer identification in connection with the manufacture, sale and distribution of certain other products upon the termination of certain licensing arrangements with third party licensees. In exchange for the grant of such license, the Company pays Palmer Enterprises as a royalty a specified percentage of net sales ranging from 1% to 5% of each different product category. The Company also pays a minimum annual royalty regardless of the royalty amount determined as a percentage of product sales. The Palmer Agreement also sets forth the manner in which the Company and Palmer Enterprises divide sublicensing royalties. In addition to the foregoing, the Palmer Agreement contains provisions relative to the appearances of Palmer to promote the licensed products and product usage by Palmer.

The term of the License Agreement extends through March 1, 2007.

Effective January 1, 1998, the Company entered into a licensing agreement (the "Lopez Agreement") with Nancy Lopez Enterprises, Inc., whereas the Company was granted the exclusive world wide rights to use of the name, likeness, endorsement and trademarks of Nancy Lopez ("Lopez") in connection with the advertisement, promotion, and sale of licensed products. Licensed products include golf clubs, bags, gloves, shoes, balls, apparel and other related golf products. The Company was also granted the right to sublicense to third parties the right to use of the Lopez Identification. In exchange for the rights granted to the Company in the agreement, the Company will pay to Lopez Enterprises, royalties equal to 3.25% of its net sales of licensed products in addition to fixed royalties regardless of the amount of royalties payable as a percentage of product sales. In addition to the foregoing, Lopez agrees to provide ancillary marketing services to the Company at times and locations mutually convenient for Lopez and the Company. Such ancillary services provided by Lopez will relate to development and review of licensed products and production of print and television advertising.

The term of the Lopez Agreement extends through December 31, 2007.

Seasonal Business
Golf equipment manufactured and marketed by the Company is largely for warm weather recreation. The spring quarter of the Company's fiscal year is the start of the golf season and typically the Company's sales are at their highest level of the year. Sales for the summer quarter consist largely of reorders to fill in customer service levels. The fall and winter quarters generate a lower level of sales.

Working Capital Practices
It is necessary for the Company and the industry to begin purchasing raw material inventory during the winter months to meet customer demands in the spring and summer months.

The Company and the industry provide extended payment terms to customers due to the seasonal nature of the business in an effort to generate higher sales. Also, the Company and the industry provide rights to return merchandise in certain circumstances.

Customers
The Company's three largest customers, KMart Corporation, Wal-Mart Stores Inc., and Nevada Bob's Pro Shop, Inc., accounted for 12.5%, 4.7% and 4.0%, respectively, of the Company's total sales during fiscal 1998.

Backlogs
With regard to continuing operations, the Company's backlog of unshipped orders was approximately $653,000 on September 30, 1998, and approximately $2,391,000 on September 30, 1997.

Government Contracts
No material portion of the Company's business is subject to renegotiation of profits on termination of contracts or subcontracts at the election of the Government.

Competitive Conditions
The Company's principal methods of competition are through customer service, pricing and the quality of the products sold. One negative factor pertaining to the competitive position of the Company is that the number of suppliers for raw materials such as shafts and club heads for making golf clubs is limited. Another negative factor is the proliferation of competitive products available resulting in keen price competition in the golf industry. Among the Company's competitors are numerous companies that have substantially greater financial resources, manufacturing capabilities, and larger design, sales and marketing staffs than the Company.

Research
The Company spent approximately $550,000 on product research and development during fiscal 1998. No material amount was spent by the Company during fiscal 1997, 1996 or the 1996 transition period on Company-sponsored research and development activities. No material amount was spent in such years on customer-sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques.

Environmental Matters
Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not expected to have any material adverse effect upon the capital expenditures, earnings or competitive position of the Company.

Employees
The Company employed 123 people as of September 30, 1998.

Operations and Sales to Foreign Countries
The Company markets its products on a limited basis in foreign countries. The revenue derived from such foreign sales was less than 2% of net sales for fiscal 1998, 1997, 1996 and the 1996 transition period. Foreign sales are not expected to be material during the fiscal year ending September 30, 1999.

Item 2.   Properties

The Company owns or leases materially important properties as follows:

     (a) 6201 Mountain View Road, Ooltewah, Tennessee, is a leased building of cinder block and wood construction containing approximately 95,000 square feet. During fiscal 1998 the property was used for manufacturing golf clubs and warehousing finished goods and raw materials. A portion of the property also houses the Company's corporate offices. Subsequent to September 30, 1998, the Company consolidated its golf club operations into its bag manufacturing facility in Pocahontas, Arkansas.

     (b) Hotze Road, Pocahontas, Arkansas, is an owned facility consisting of a building of metal structure containing 72,000 square feet. This facility is used for manufacturing golf clubs and golf bags and warehousing raw materials.

     (c) 2100 West Fifth Street, Lumberton, North Carolina, is an owned facility consisting of a building of brick and frame structure containing 66,000 square feet. This facility, which had been idle, was sold October 5, 1998.

     (d) 1512 Sholar Avenue, Chattanooga, Tennessee, is a leased building of cinder block and concrete construction containing 47,400 square feet. This building was used for manufacturing golf clubs, warehousing and shipping until September 1997, at which time club operations were consolidated into the facility at 6201 Mountain View Road. The Company's lease obligation on this facility continues through December 1998. The Company subleased a portion of the building during fiscal 1998.

     (e) 300 Tanger Boulevard, Suite 405, Branson, Missouri, is a leased unit in a building of cinder block and concrete construction, said unit containing 2,900 square feet. This facility is used for retail sales.


Item 3.   Legal Proceedings

The Company is not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to the business, nor is any of its property the subject of any such proceedings.


Item 4.   Submission of Matters to a Vote of Security Holders.

No matters were submitted during the fourth quarter of fiscal 1998 to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II


Item 5.           Market for the Company's Common Stock and Related Security
                  Holder Matters.

MARKET PRICES
The Company's common shares traded on The Nasdaq Stock Market under the symbol "APGC.", until February 23, 1998. The Nasdaq Stock Market notified the Company that under its revised continued listing requirements, the Company would no longer qualify for continued listing on the Nasdaq Stock Market as of February 23, 1998, at which time the Company's common shares began trading through the OTC-Bulletin Board under the same symbol (APGC). Based upon transfer agent records, the Company's common shares were held by approximately 1,600 shareholders as of November 30, 1998. As of September 30, 1998, the Company also had 833,333 shares of Series NB Preferred Stock outstanding which was held by an affiliate of the Company and not actively traded. On October 1, 1998, the affiliate of the Company elected to convert 833,333 shares of NB Preferred Stock to 833,333 shares of Common Stock in accordance with the terms of the Series NB Preferred Stock.

A quarterly summary of the high and low market prices per common share for fiscal 1998 and 1997 is shown below:

                                       Fiscal 1998           Fiscal 1997
                                     -------------------------------------
         Quarter                     High       Low         High       Low
         -------                     ----       ---         ----       ---
          First                   $2.9375   $1.7500      $4.2500   $3.8750
          Second                   2.8750    1.5000       4.5000    4.2500
          Third                    3.0625    1.5000       3.7500    3.3750
          Fourth                   3.0000    0.5625       3.2500    2.9375

DIVIDENDS
Payment of dividends is subject to certain conditions contained in the Company's loan agreements and is at the discretion of the Company's Board of Directors and depends, among other factors, on earnings, capital requirements for planned growth and the operating and fiscal condition of the Company. No dividends were paid during fiscal 1998, 1997, 1996 and the 1996 transition period.

Item 6.           Selected Financial Data.


                             SELECTED FINANCIAL DATA

   FOR FISCAL 1998, 1997, 1996, 1995, AND 1994, AND THE 1996 TRANSITION PERIOD

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                               FISCAL YEAR ENDED                        1996
                                                           --------------------------------------------------------   Transition
                                                             1998        1997        1996        1995       1994        Period
                                                           --------    --------    --------    --------   ---------    --------
STATEMENT OF OPERATIONS INFORMATION:
    Net sales                                              $ 21,893    $ 28,454    $ 21,185    $ 24,621    $ 24,726    $ 18,456
    Net loss from continuing operations                    $(15,223)   $(11,228)   $ (5,625)   $ (9,460)   $ (1,054)   $ (2,294)

BALANCE SHEET INFORMATION:
    Total assets                                           $ 20,478    $ 22,753    $ 18,560    $ 31,271    $ 40,258    $ 24,934
    Long-term obligations and redeemable preferred stock   $ 31,528    $ 31,264    $  4,671    $  7,473    $  3,621    $ 20,996

PER COMMON SHARE DATA:
    Net loss per share from continuing operations -
      basic and dilutive                                   $  (5.01)   $  (3.77)   $  (2.15)   $  (3.73)  $    (.42)   $   (.80)
    Common shares outstanding at end of period                3,054       3,004       2,635       2,539       2,537       2,927

The Company changed its fiscal year end from one ending on the Saturday closest to the end of February to one ending September 30, effective September 30, 1996. Therefore, the 1996 transition period relates to the seven-month period ended September 30, 1996. Selected financial data for fiscal 1998, 1997, 1996, 1995, and 1994 relates to the years ended September 30, 1998 and 1997, March 2, 1996, February 25, 1995 and February 26, 1994.

In May 1995, the Company sold its Duckster apparel line of business. The results of discontinued operations have been reported separately from the results of continuing operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The Company's revenues for the fiscal year ending September 30, 1998 were approximately $21.9 million compared to $28.5 million for the fiscal year ended September 30, 1997. The net loss for the fiscal year 1998 was approximately $15.2 million, or $5.01 per share, compared to a net loss for fiscal 1997 of approximately $11.2 million, or $3.77 per share.

In 1998, the Company, like other golf manufacturing companies, endured extremely difficult market conditions that resulted in industry-wide declines in sales and excessive manufacturing and retail inventories. These conditions, combined with financial challenges in the Asian markets, largely reduced manufacturing and retail margins industry-wide. In fiscal 1998 the Company continued to experience difficulty in selling premium and higher retail priced men's golf products, causing inventory buildup and a longer-term evaluation of the product lines' proper marketplace positioning. At the same time, a similar excessive inventory situation, a manufacturing price-cutting environment, and out-dated product designs affected the Company's market for golf bags. The challenging market conditions in fiscal 1998 coupled with the unplanned reduction in Company sales arising from the difficulty experienced by the premium and higher retail priced men's golf products and bag lines resulted in large inventory write-downs and a higher frequency of low margin close-out sales. Also in fiscal 1998, the Company invested substantially in the development and introduction of NancyLopezGolf, a new brand offering of golf equipment, bags, gloves and accessories for women golfers. With the shipment of this product occurring essentially after the peak retail selling months, and facing the same challenging market conditions, the brand achieved strong initial product placement and assisted the Company in creating new distribution ventures, largely with off-course stores.

Recognizing these marketplace and individual brand challenges as well as the additional ongoing operational and financial difficulties of the Company, the Company's Board of Directors embarked upon numerous strategic business initiatives in an effort to positively restructure the Company for the future. These actions, largely implemented in the last six months of fiscal year 1998, included: a complete management restructuring; the consolidation of the Company's Tennessee-based manufacturing facility to its Arkansas-based manufacturing facility; a downsizing of corporate personnel; a thorough analysis and establishment of a long term plan for each brand's marketing, sales and distribution strategy; and the effectuation of a financial restructuring including the sale of National Golf Suppliers, an asset unrelated to the Company's core business, and the sale of Company's investment in Nevada Bob's Series D preferred stock. The Company also undertook to restructure the Company's existing debt obligations with its third party lender. The Company's restructuring plan is expected to be completed early in calendar 1999.

Comparison of the Years Ended September 30, 1998 and September 30, 1997

Net sales for fiscal year 1998 decreased $6.6 million to $21.9 million, a 22.9% decrease from fiscal year 1997 net sales of $28.5 million. The tables below compare the Company's net sales by product line and market segment for the year ending September 30, 1998 to the year ending September 30, 1997.

                              Sales By Product Line
                                ($'s in millions)

                               1998                1997             % Change
                               ----                ----             --------
   Club                        11.0                14.1               -22.0%
   Bags                         7.8                11.0               -29.0%
   Apparel                      0.2                 0.2                -0.9%
   Outlet                       0.8                 0.7                21.4%
   Components                   2.1                 2.5               -15.3%

   -------------------------------------------------------------------------
   Total                       21.9                28.5               -22.9%
   -------------------------------------------------------------------------

                             Sales By Market Segment
                                ($'s in millions)

                               1998                  1997            % Change
                               ----                  ----            --------
   Pro                         12.0                  14.0             -14.1%
   Retail                       6.6                  10.1             -33.9%
   Outlet                       0.8                   0.7              21.4%
   Contract                     0.2                   0.8             -78.7%
   Components                   2.1                   2.5             -15.3%
   Export                       0.2                   0.4             -56.9%

   -------------------------------------------------------------------------
   Total                       21.9                  28.5             -22.9%
   -------------------------------------------------------------------------


A $3.1 million decrease in club sales and a $3.2 million decrease in bag sales accounted for essentially all the decrease in the Company's sales for year ending September 30, 1998. Sales to pro accounts (on-course golf shops and off-course golf equipment stores), decreased 14.1% for the year ending September 30, 1998 while retail sales (mass merchants), decreased 33.9%. The sales decrease was mostly attributable to soft market conditions during the year resulting in overstocked inventories in the retail market. Additionally, one of the Company's major mass merchant accounts which accounted for approximately $1.6 million of sales during fiscal year ending September 30, 1997, did not purchase significant amounts of product from the Company during fiscal year 1998.

Gross profit for the fiscal year ending September 30, 1998 was 5.3% compared to 7.1% for the fiscal year ending September 30, 1997. Inventory write downs and adjustments of approximately $1.8 million accounted for 8.2% margin loss, while approximately 15.1% of the Company's fiscal 1998 sales were closeout sales generating only 4.1% gross profit.

Total selling and marketing expenses remained essentially unchanged for the fiscal year ending September 30, 1998 compared to the fiscal year ending September 30, 1997. As a percent of net sales, selling and marketing expenses were 34.1% and 26.3% for years ending September 30, 1998 and September 30, 1997. Selling expenses were less variable in fiscal 1998 as the Company replaced its sales force of independent representatives with employee representatives who are compensated on a salary and commission pay structure. The employee representatives are also reimbursed for travel and certain other expenses incurred by the employees.

General and administrative expenses were $6.8 million for the fiscal year ending September 30, 1998 and included $2.4 million related to the Company's management changes and reorganization. Costs in this category included severance for terminated executives, severance related to the closed

Ooltewah, Tennessee club plant (which was consolidated into the Pocahontas, Arkansas plant) and outside consulting services. Excluding these non-recurring items, general and administrative expenses were $4.4 million compared to $5.0 million for the fiscal year ending September 30, 1997. Expense reductions were primarily in salaries and benefits and legal expenses.

Interest expense for the year ending September 30, 1998 increased 37.3% to $3.0 million from $2.2 million for year ending September 30, 1997. The increase was due to an increase in long term debt of $10.0 million on which the per annum interest expense was 7.97%. Royalty and other income decreased $0.5 million for the year ending September 30, 1998 compared to the same prior year period. The decrease was due to the losses related to the sale of the Company's component division (National Golf Suppliers) and it's idle plant facility in Lumberton, North Carolina. The loss on the sale of the component division was $0.4 million and the loss on the idle plant facility was $0.1 million. A royalty agreement held by the Company provided $1.0 million of royalty income in 1998. Beginning October 1, 1998, the maximum royalty per the agreement will be $50,000 annually and as a result, the Company expects a decrease in royalty income for fiscal 1999.

Comparison of the Years Ended September 30, 1997 and September 30, 1996

Net sales for fiscal year 1997 increased $3.6 million to $28.5 million, compared to sales of $24.9 million for the twelve month period ending September 30, 1996. The tables below compare the Company's net sales by product line and market segment for year ending September 30, 1997 to the comparable period ending September 30, 1996.

                              Sales By Product Line
                                ($'s in millions)

                                1997                1996             % Change
                                ----                ----             --------
    Club                        14.1                13.5                4.8%
    Bags                        11.0                10.6                3.4%
    Apparel                      0.2                 0.0                0.0%
    Outlet                       0.6                 0.5               26.5%
    Components                   2.5                 0.3                  *

    ------------------------------------------------------------------------
    Total                       28.5                24.9               14.4%
    ------------------------------------------------------------------------

                        Sales By Market Segment
                           ($'s in millions)

                                1997                1996             % Change
                                ----                ----             --------
    Pro                         14.0                12.3               13.4%
    Retail                      10.1                11.7              -13.7%
    Outlet                       0.6                 0.5               26.5%
    Contract                     0.8                 0.0                0.0%
    Components                   2.5                 0.3                  *
    Export                       0.4                 0.1                  *

    ------------------------------------------------------------------------
    Total                       28.5                24.9               14.4%
    ------------------------------------------------------------------------

    * Due to insignificance of 1996 sales, percent change is not meaningful.

Although combined sales for clubs and bags increased 4.2% to $24.1 million, the most significant increase in sales was in the Company's component division. The Company acquired its component division, National Golf Suppliers, in June 1996, therefore 1996 component sales are fiscal fourth quarter sales only. Pro sales (primarily to off-course golf equipment stores), increased $1.7 million in fiscal 1997 to $14.0 million. Pro club sales were adversely affected by returns of approximately $370,000 in fiscal 1997 resulting from a license claim by COBRA Golf in which the Company voluntarily pulled its Standard Plus II product from customers and ceased selling the product. Retail sales decreased 13.7% in fiscal 1997 to $10.1 million. The decrease was primarily attributable to overstocked inventories in the retail market as merchants entered their Fall 1996 and Spring 1997 buying season.

Gross profit for fiscal 1997 was 7.1% compared to 19.4% for the twelve months ending September 30, 1996. Excess inventory write-downs to lower of cost or market of $2.4 million ($1.4 million in clubs and club raw material and $1.0 million in bags and bag raw materials), accounted for 8.3% of the decrease in gross profit contribution. The write-downs were taken due to an approximate 50% reduction in club and bag stock keeping units, in order to better manage inventory levels and to improve manufacturing and customer service operations. The Company believes the write downs were necessary to market the discontinued products in alternate trade channels to protect its current product line. In addition to the above, write downs on the Company's Standard Plus II product were $618,000 for fiscal 1997 and accounted for 2.2% of the gross profit decrease. Write downs on plant assets and other costs associated with plant restructuring totaled $471,000, or 1.7% of net sales. Fiscal 1997 gross profits were also lower due to closeout pricing on approximately $4.2 million of discontinued merchandise.

Selling and marketing expenses increased $1.2 million in fiscal 1997. The increase was primarily due to costs associated with replacing the Company's sales force consisting of non-employee sales agents with employee-sales representatives and regional sales management personnel. Fiscal 1997 selling expense also includes a $335,000 write off of point-of-purchase display units not currently being used. General and administrative expenses increased $1.1 million in fiscal 1997, of which approximately $0.5 million were in increased legal fees. The increase in legal expenses related primarily to litigation between the Company and its former CEO, and the dispute between the Company and COBRA Golf, regarding the Standard Plus II product. Other increases in general and administrative expenses reflect a full year of expenses from the Company's component division (National Golf Suppliers) and additional senior management personnel.

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

                              Sales By Product Line
                                ($'s in millions)

                             1996                  1995              % Change
                             ----                  ----              --------
    Clubs                    10.0                   6.1                63.9%
    Bags                      7.3                   8.1                -9.9%
    Outlet                    0.6                   0.4                50.0%
    Other                     0.6                   0.2               200.0%

    ------------------------------------------------------------------------
    Total                    18.5                  14.8                25.0%
    ------------------------------------------------------------------------


                             Sales By Market Segment
                                ($'s in millions)

                             1996                  1995             % Change
                             ----                  ----             --------
    Pro                       9.6                   6.8                41.2%
    Retail                    7.7                   7.4                 4.1%
    Outlet                    0.6                   0.4                50.0%
    Other                     0.6                   0.2               200.0%

    ------------------------------------------------------------------------
    Total                    18.5                  14.8                25.0%
    ------------------------------------------------------------------------


The decrease in bag sales of $0.8 million was attributable to a decline in retail bag sales, which declined 26.5% from 1995 sales of $3.4 million. Pro bag sales were $4.8 million compared to $4.7 million in 1995.

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

The Company recorded a $0.9 million charge against other income for the period ending September 30, 1996. The Company was due to receive $1.2 million on October 10, 1996, as final payment for the sale of its Duckster apparel division to DeLong Sportswear. In September 1996, the Company became aware that DeLong Sportswear would default on the final payment, and in lieu of payment accepted manufacturing equipment and certain apparel items with a fair market value of approximately $0.3 million in addition to other considerations beneficial for the Company. The charge against other income reflects the writedown of the note plus accrued interest, to $0.3 million.

Liquidity and Capital Resources

The Company generally relies upon internally generated cash and short-term borrowings to satisfy working capital and capital expenditure requirements. Generally, short-term borrowings increase from December to April, because the Company builds inventory through the winter to support its spring shipping season. Capital expenditures for 1999 are expected to be minimal.

The Company had negative working capital of $4.2 million as of September 30, 1998 and a current ratio of 0.74 to one. This compares to working capital of $10.5 million and a current ratio of 3.8 to one at September 30, 1997. As of September 30, 1998, the Company's outstanding balance on its revolving credit facility was $12.3 million compared to $0.2 million at September 30, 1997. The outstanding balance at September 30, 1998 was due to mature on December 31, 1998. In addition, the Company had long term debt of $22.0 million as of September 30, 1998 which was due to mature December 31, 1999.

Due to the continued losses of the Company, the board of Directors embarked upon numerous strategic business initiatives including the effectuation of a financial restructuring plan as more fully discussed above. With the consent of the Company's Chairman, the guarantor of the Company's existing indebtedness (the "Guarantor"), the Company sold National Golf Suppliers, an asset unrelated to the Company's core business, and the Company's investment in Nevada Bob's Series D preferred stock. The Company also entered into negotiations to replace the existing third-party lender of the Company with an affiliate of the Guarantor. With the financial support of the Guarantor and of his affiliates, the Company has been able to meet its outstanding financial commitments.

On October 20, 1998, an affiliate of the Guarantor, the Thomas C. Lupton Trust, ("Trust"), purchased the Company's $5.0 million investment in Nevada Bob's Holdings, Inc. Series D Preferred Stock at cost. Proceeds from the sale of the Series D Shares were used to pay $5.0 million on the Company's September 30, 1998 revolver balance of $12.3 million. On October 30, 1998, the Trust purchased the remaining current revolver debt of $7.3 million and the Company's long term debt of $22.0 million from the bank which held the notes.

The Trust has agreed to suspend interest payments on the revolver debt and the term debt, and to amend the due date on the revolver debt to December 31, 1999.

Also subsequent to September 30, 1998, a $5.0 million revolving credit facility was established with a bank. This credit facility is an unsecured promissory note due on December 30, 1999, and is guaranteed by the Guarantor. The Company believes this facility will satisfy working capital and capital expenditure requirements through fiscal 1999.

Impact of Inflation and Changing Prices

Management believes that the impact of inflation and other changes in prices during fiscal 1998, 1997 and 1996 and the 1996 transition period, had no material effect on the Company's financial condition or operating results.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in the contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998).

SFAS No. 133 could increase the volatility in earnings and other comprehensive income, however, based on the Company's current and anticipated level of derivative instruments and hedging activities, the Company does not believe the impact would be material.

Year 2000

The Company's information system and business processes applications operate on an IBM AS/400 mid range computer. The hardware and its related License Internal Code (LIC) have been upgraded to a Year 2000 compliant level. The Company's software applications operating on the AS/400 are fully integrated management information system developed by JBA International. The Company began the conversion to the JBA software in mid calendar year 1996. The only remaining JBA application to be implemented is Fixed Assets, which the Company anticipates having implemented no later than July 1999. The Company's PC based applications, which consist primarily of Lotus Smart Suite and cc: Mail, have been in the process of upgrading to a Year 2000 compliance level with an anticipated completion date no later than mid calendar year 1999. The cost for completing the PC based applications upgrade is not expected to be material.

The Company does not believe there are any significant risks to its continuing operations related to Year 2000 issues. Certain customers in the mass merchandise market, submit their orders via EDI processing to the Company. These customers have notified the Company that their systems will be Year 2000 compliant within the required time frame to ensure uninterrupted data interchange related to order fulfillment. The Company has also received notification from certain raw material suppliers that their systems will be Year 2000 compliant within the required time frame. Although the Company does not anticipate any issues related to timely supply of raw materials, it is seeking confirmation from its other major suppliers that their systems will likewise be Year 2000 compliant.

Item 8.           Financial Statements and Supplementary Data.

Index to Financial Statements and Schedules

         Report of Independent Public Accountants

         Balance Sheets as of September 30, 1998 and September 30, 1997

         Statements of Operations for the Years Ended September 30, 1998, September 30, 1997, March 2, 1996 and the Seven-Month Period Ended September 30, 1996

         Statements of Stockholders' Equity (Deficit) for the Years Ended September 30, 1998, September 30, 1997, March 2, 1996 and the Seven-Month Period Ended September 30, 1996.

         Statements of Cash Flows for the Years Ended September 30, 1998, September 30, 1997, March 2, 1996 and the Seven-Month Period Ended September 30, 1996.

         Notes to Financial Statements

         Financial Statement Schedules
           See Part IV, Item 14(a)2

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To The Arnold Palmer Golf Company:


We have audited the accompanying balance sheets of THE ARNOLD PALMER GOLF COMPANY (a Tennessee corporation) as of September 30, 1998 and 1997 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended September 30, 1998 and 1997, the seven-month period ended September 30, 1996, and the year ended March 2, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Arnold Palmer Golf Company as of September 30, 1998 and 1997, and the results of its operations and its cash flows for the years ended September 30, 1998 and 1997, the seven-month period ended September 30, 1996, and the year ended March 2, 1996, in conformity with generally accepted accounting principles.



/s/ ARTHUR ANDERSEN LLP

Chattanooga, Tennessee
December 4, 1998

                         THE ARNOLD PALMER GOLF COMPANY


                                 BALANCE SHEETS

                           SEPTEMBER 30, 1998 AND 1997
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                     ASSETS

                                                                                   1998            1997
                                                                                  -------         -------
 CURRENT ASSETS:
     Cash                                                                         $   371         $   703
     Accounts receivable, less allowance for doubtful accounts of $977 and
        $843 at September 30, 1998 and 1997                                         3,514           5,311
     Inventories                                                                    7,004           7,375
     Prepaid expenses and other                                                     1,162             847
                                                                                  -------         -------
                  Total current assets                                             12,051          14,236
                                                                                  -------         -------
 PROPERTY, PLANT, AND EQUIPMENT, NET                                                1,669           1,493
                                                                                  -------         -------
 OTHER ASSETS:
     Investment in Nevada Bob's Holdings, Inc.                                      5,000           5,000
     Property held for sale                                                            94             170
     Goodwill                                                                          85             502
     Other                                                                          1,579           1,352
                                                                                  -------         -------
                  Total other assets                                                6,758           7,024
                                                                                  -------         -------
                                                                                  $20,478         $22,753
                                                                                  =======         =======




   The accompanying notes are an integral part of these financial statements.

                         THE ARNOLD PALMER GOLF COMPANY


                                 BALANCE SHEETS

                           SEPTEMBER 30, 1998 AND 1997
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)





                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                   1998            1997
                                                                                  -------         -------
CURRENT LIABILITIES:
    Current maturities of long-term obligations                                   $     3         $   102
    Short-term borrowings from bank                                                12,250             150
    Accounts payable                                                                1,573           2,121
    Accrued liabilities                                                             2,389           1,370
                                                                                  -------         -------
                 Total current liabilities                                         16,215           3,743
                                                                                  -------         -------
LONG-TERM OBLIGATIONS, NET OF CURRENT MATURITIES                                   26,525          26,162
                                                                                  -------         -------
COMMITMENTS AND CONTINGENCIES (NOTE 12)

REDEEMABLE PREFERRED STOCK, $.50 par value, 833,333 shares authorized, issued, and outstanding (liquidation preference of $5,000 plus
    accumulated dividends)                                                          5,000           5,000
                                                                                  -------         -------
STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock, $.50 par value, 10,000,000 shares authorized; 3,054,367 and
       3,004,367 shares issued and outstanding at September 30, 1998 and 1997       1,527           1,502
    Additional paid-in capital                                                      6,401           6,313
    Accumulated deficit                                                           (35,190)        (19,967)
                                                                                  -------         -------
                 Total stockholders' equity (deficit)                             (27,262)        (12,152)
                                                                                  -------         -------
                                                                                  $20,478         $22,753
                                                                                  =======         =======




   The accompanying notes are an integral part of these financial statements.

                         THE ARNOLD PALMER GOLF COMPANY


                            STATEMENTS OF OPERATIONS

                               FOR THE YEARS ENDED

                 SEPTEMBER 30, 1998 AND 1997, MARCH 2, 1996, AND

                 THE SEVEN-MONTH PERIOD ENDED SEPTEMBER 30, 1996

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                           Fiscal Years                    1996
                                                               ------------------------------------     Transition
                                                                 1998          1997          1996         Period
                                                               --------      --------      --------      --------
NET SALES                                                      $ 21,893      $ 28,454      $ 21,185      $ 18,456
COST OF SALES                                                    20,730        26,447        17,983        13,301
                                                               --------      --------      --------      --------
       Gross profit                                               1,163         2,007         3,202         5,155

SELLING EXPENSES                                                  7,469         7,479         4,559         4,466
GENERAL AND ADMINISTRATIVE EXPENSES                               6,775         4,955         2,573         2,405
                                                               --------      --------      --------      --------
                                                                (13,081)      (10,427)       (3,930)       (1,716)
                                                               --------      --------      --------      --------
OTHER INCOME (EXPENSE):
    Interest expense, net                                        (3,038)       (2,212)       (2,965)       (1,129)
    Royalty and sub-license income, net                           1,459         1,402           974           937
    Writedown of note receivable                                      0             0             0          (894)
    Other, net                                                     (563)            9           296           508
                                                               --------      --------      --------      --------
                                                                 (2,142)         (801)       (1,695)         (578)
                                                               --------      --------      --------      --------
       Loss from continuing operations before income taxes      (15,223)      (11,228)       (5,625)       (2,294)
                                                                                                         --------
PROVISION FOR INCOME TAXES                                            0             0             0             0
                                                               --------      --------      --------      --------
LOSS FROM CONTINUING OPERATIONS                                 (15,223)      (11,228)       (5,625)       (2,294)
                                                               --------      --------      --------      --------
DISCONTINUED OPERATIONS (NOTE 13):
    Income from discontinued operations                               0             0           348             0
                                                               --------      --------      --------      --------
                                                                      0             0           348             0
                                                               --------      --------      --------      --------
NET LOSS                                                       $(15,223)     $(11,228)     $ (5,277)     $ (2,294)
                                                               ========      ========      ========      ========
BASIC AND DILUTIVE NET INCOME (LOSS) PER SHARE FROM:
    Continuing operations                                      $  (5.01)     $  (3.77)     $  (2.15)     $   (.80)
    Discontinued operations                                         .00           .00           .13           .00
                                                               --------      --------      --------      --------
                                                               $  (5.01)     $  (3.77)     $  (2.02)     $   (.80)
                                                               ========      ========      ========      ========


   The accompanying notes are an integral part of these financial statements.

                         THE ARNOLD PALMER GOLF COMPANY


                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                               FOR THE YEARS ENDED

                   SEPTEMBER 30, 1998 AND 1997, MARCH 2, 1996,

               AND THE SEVEN-MONTH PERIOD ENDED SEPTEMBER 30, 1996
                                 (IN THOUSANDS)




                                                               COMMON STOCK      ADDITIONAL
                                                            -----------------     PAID-IN   ACCUMULATED
                                                            SHARES     AMOUNT     CAPITAL     DEFICIT       TOTAL
                                                            ------     ------     -------    --------      --------
BALANCE AT FEBRUARY 25, 1995                                 2,539     $1,270     $4,118     $ (1,168)     $  4,220
    Net loss                                                     0          0          0       (5,277)       (5,277)
    Issuance of warrants for 232 shares of common stock          0          0        139            0           139
    Issuance of common stock                                    96         47        537            0           584
                                                             -----     ------     ------     --------      --------
BALANCE AT MARCH 2, 1996                                     2,635      1,317      4,794       (6,445)         (334)

    Net loss                                                     0          0          0       (2,294)       (2,294)
    Conversion of subordinated convertible note into 192
      shares of common stock                                   192         96        863            0           959
    Issuance of common stock                                   100         50        334            0           384
                                                             -----     ------     ------     --------      --------
BALANCE AT SEPTEMBER 30, 1996                                2,927      1,463      5,991       (8,739)       (1,285)

    Net loss                                                     0          0          0      (11,228)      (11,228)
    Issuance of common stock                                    77         39        322            0           361
                                                             -----     ------     ------     --------      --------
BALANCE AT SEPTEMBER 30, 1997                                3,004      1,502      6,313      (19,967)      (12,152)
                                                             -----     ------     ------     --------      --------
    Net loss                                                     0          0          0      (15,223)      (15,223)
    Issuance of common stock                                    50         25         88            0           113
                                                             -----     ------     ------     --------      --------
BALANCE AT SEPTEMBER 30, 1998                                3,054     $1,527     $6,401     $(35,190)     $(27,262)
                                                             =====     ======     ======     ========      ========


   The accompanying notes are an integral part of these financial statements.

                         THE ARNOLD PALMER GOLF COMPANY


                            STATEMENTS OF CASH FLOWS

       FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997, MARCH 2, 1996, AND

                 THE SEVEN-MONTH PERIOD ENDED SEPTEMBER 30, 1996

                                 (IN THOUSANDS)


                                                                                           Fiscal Years                    1996
                                                                                ------------------------------------     Transition
                                                                                  1998          1997          1996         Period
                                                                                --------      --------      --------      --------
OPERATING ACTIVITIES:
    Net loss                                                                    $(15,223)     $(11,228)     $(5,277)     $(2,294)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
          Depreciation                                                               457           407          400          140
          Amortization                                                               454           364        1,674          433
           (Gain) loss on disposal of property, plant, and                           269           (11)        (100)         (98)
              equipment
          Loss on disposal of National Golf Suppliers                                476             0            0            0
          Writedown of note receivable                                                 0             0            0          894
          Writedown of property, plant and equipment                                  76           727            0            0
           Changes in operating assets and liabilities, net of effects from the purchase and sale of National Golf Suppliers:
                 Accounts receivable                                               1,599           319        3,409       (1,778)
                 Inventories                                                        (327)        2,116        2,479          489
                 Prepaid expenses and other                                          233           254          452         (481)
                 Accounts payable                                                   (533)          (18)      (2,400)         251
                 Accrued liabilities                                               1,157          (557)      (1,577)         (12)
                                                                                --------      --------      -------      -------
                     Net cash used in operating activities                       (11,362)       (7,627)        (940)      (2,456)
                                                                                --------      --------      -------      -------
INVESTING ACTIVITIES:
    Additions to property, plant, and equipment                                   (1,137)       (1,041)        (150)        (291)
    Proceeds from sale of property, plant, and equipment                             214            23        3,855          125
    Investment in Nevada Bob's Holdings, Inc.                                          0             0            0       (5,000)
    Payments received on note receivable                                               0             0        1,600            0
                                                                                --------      --------      -------      -------
                     Net cash provided by (used in) investing
                        activities                                                  (923)       (1,018)       5,305       (5,166)
                                                                                --------      --------      -------      -------
FINANCING ACTIVITIES:
    Net increase (decrease) in short-term borrowings from bank                    12,100         9,354       (1,733)       2,700
    Proceeds from debt obligations                                                     0         1,109            0            0
    Principal payments on debt obligations                                          (147)       (1,162)      (2,656)         (41)
    Issuance of redeemable preferred stock                                             0             0            0        5,000
                                                                                --------      --------      -------      -------
                     Net cash provided by (used in) financing
                        activities                                              $ 11,953         9,301       (4,389)       7,659
                                                                                ========      ========      =======      =======

NET INCREASE (DECREASE) IN CASH                                                 $   (332)          656          (24)          37


CASH, BEGINNING OF PERIOD                                                            703            47           34           10
                                                                                --------      --------      -------      -------
CASH, END OF PERIOD                                                             $    371      $    703      $    10      $    47
                                                                                ========      ========      =======      =======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash payments (refunds) during the period for:
          Interest                                                              $  2,390      $  1,810      $ 1,085      $   613
                                                                                ========      ========      =======      =======

          Income taxes, net                                                     $      0      $      0      $    (5)     $     0
                                                                                ========      ========      =======      =======






   The accompanying notes are an integral part of these financial statements.

                         THE ARNOLD PALMER GOLF COMPANY


                          NOTES TO FINANCIAL STATEMENTS


For purposes of these financial statements and notes to these financial statements, "fiscal 1998 and 1997" relates to the years ended September 30, 1998 and 1997, while "fiscal 1996" pertains to the year ended March 2, 1996. The "1996 transition period" relates to the seven-month period ended September 30, 1996. All monetary amounts are expressed in thousands of dollars unless otherwise indicated.


  1.  NATURE OF OPERATIONS

      The Arnold Palmer Golf Company (the "Company") manufactures, markets and distributes golf products, including PALMER and NancyLopezGolf equipment and HOTZ golf bags and luggage. The Company's principal market is the United States. The Company owns, subject to certain exceptions, the exclusive worldwide right to the Arnold Palmer and Nancy Lopez trade names in connection with the Company's manufacture, sale and distribution of golf products. The Company sells primarily to retailers and golf specialty stores and grants credit to customers based on defined payment terms. The Company performs ongoing credit evaluations and generally does not require collateral. Three large customers accounted for 21%, 17%, 25%, and 32%, of net sales from continuing operations for fiscal 1998 and 1997, the 1996 transition period, and fiscal 1996, respectively.

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

      PROPERTY, PLANT, AND EQUIPMENT

      Property, plant, and equipment are recorded at cost, less accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged to expense as incurred. The property, plant, and equipment balances consisted of the following at September 30, 1998 and 1997:

                                                                        1998                1997
                                                                      -------             -------
            Land                                                      $    70             $    70
            Buildings and improvements                                    735                 595
            Machinery and equipment                                     2,209               2,936
            Furniture and fixtures                                        805                 630
            Construction in progress                                      467                 234
                                                                      -------             -------
                                                                        4,286               4,465
            Less accumulated depreciation and amortization             (2,617)             (2,972)
                                                                      -------             -------
                                                                      $ 1,669             $ 1,493
                                                                      =======             =======

      Included in property held for sale at September 30, 1998 and 1997 is the Company's idle Lumberton, North Carolina plant, which was sold October 5, 1998.

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

                                                   YEARS
                                                  -------
            Buildings and improvements            5 to 31
            Machinery and equipment               3 to 10
            Furniture and fixtures                3 to 10

      During fiscal 1998 and 1997, the Company recorded impairment losses of approximately $76 and $727. The write-down related to a $76 and $101 write-down of its idle Lumberton, North Carolina facility in fiscal 1998 and 1997, respectively, as well as certain construction in progress and tooling costs in 1997, which the Company will not utilize in the future.

      GOODWILL

      Goodwill of $85 relates to a business acquired before November 1, 1970, and is not required to be amortized. The Company continually evaluates whether subsequent events and circumstances have occurred that indicate that the remaining balance may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the future undiscounted net cash flows of the related businesses over the remaining life of the goodwill in measuring whether goodwill is recoverable. The Company recognized $30 of goodwill amortization expense in fiscal 1998 and 1997 related to a business line that was sold September 30, 1998 (Note 3).

      ADVERTISING EXPENSES

      The Company expenses advertising costs as incurred. Advertising expense for fiscal 1998, 1997, the 1996 transition period, and fiscal 1996 was $869, $1,133, $883, and $547, respectively.

      FISCAL YEAR

      During the 1996 transition period, the Company's Board of Directors elected to change the Company's year end to September 30, effective September 30, 1996. Fiscal 1996 was based on a 52-53-week period ending on the Saturday closest to the end of February.

      NET LOSS PER SHARE

      Effective for the year ended September 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"), which changes the criteria for reporting earnings per share ("EPS") by replacing primary EPS with basic EPS and fully diluted EPS with diluted EPS. Due to losses in each period presented, the diluted EPS calculation includes no common share equivalents due to their anti-dilutive effect. The weighted average number of shares outstanding for fiscal 1998, 1997, the 1996 transition period, and for fiscal 1996 are 3,041,490, 2,978,099, 2,852,213, and 2,615,619, respectively.

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

      STOCK-BASED COMPENSATION

      The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Effective in the 1996 transition period, the Company adopted the disclosure option of Statement of Financial Accounting Standards ("SFAS No. 123") "Accounting for Stock-Based Compensation".

      RECENT ACCOUNTING PRONOUNCEMENT

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

      SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998).

      SFAS No. 133 could increase the volatility in earnings and other comprehensive income; however, based on the Company's current and anticipated level of derivative instruments and hedging activities, the Company does not believe the impact would be material.


  3.  ACQUISITION AND DISPOSAL OF NATIONAL GOLF SUPPLIERS, INC.

      In June 1996, the Company issued 100,000 shares of its common stock in exchange for certain assets and liabilities of National Golf Suppliers, Inc. ("NGS"), a wholesaler of golf club component parts located in Louisville, KY.

      The acquisition of NGS was accounted for under the purchase method of accounting. Accordingly, the operating results of NGS have been included in the Company's results of operations from the date of acquisition. The excess of the aggregate purchase price over the fair value of net assets acquired was recorded as goodwill and was being amortized on a straight-line basis over a 15 year period. The impact of the acquisition on pro forma net loss and loss per share, as if the acquisition had taken place at the beginning of fiscal 1996, was not significant for the 1996 transition period and fiscal 1996.

      On September 30, 1998, the Company sold NGS for a $538 short-term receivable which was paid in full in October 1998, a $230 installment promissory note, and a minority ownership interest in the successor entity. The Company does not exercise significant influence over the successor entity and the investment is accounted for under the cost method of accounting. The sale resulted in a loss of approximately $476. The promissory note is due to be repaid through September 2001, and bears interest at the rate of 9.5%

  4.  INVENTORIES

      Inventories as of September 30, 1998 and 1997 consisted of the following:

                                        1998              1997
                                       ------            ------
            Raw materials              $3,503            $3,602
            Work-in-process                 9                14
            Finished goods              3,492             3,759
                                       ------            ------
                                       $7,004            $7,375
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

      In October 1998, the Series D Shares were sold for $5,000 to a trust (the "Trust") affiliated with the Company's Chairman (the "Guarantor"). The Trust has agreed to maintain the sharing agreement with the Company on any investment gains the Series D Shares yield (Note 11).


  6.  SHORT-TERM BORROWINGS

      Short-term borrowings consist of advances under a $12,000 line of credit agreement and a separate $2,000 line of credit agreement with a bank . The lines of credit and long-term obligations are collaterized by accounts receivable, inventory, and other business assets and are guaranteed by the Guarantor.

      There are no financial covenants under the lines of credit. Advances under the lines of credit bear interest at the bank's prime rate less .5% (7.75% at September 30, 1998). Interest is payable monthly. At September 30, 1998, advances outstanding under the lines of credit were $12,250, letters of credit outstanding were $520, and $1,230 was unused.

      The line of credit was scheduled to mature December 31, 1998. However, subsequent to September 30, 1998, the Company reduced outstanding borrowings on the line of credit $5,000 from the sale of its investment in NBHI, and the Trust purchased the remaining $7,250 from the bank. The Trust has agreed to extend the due date and suspend interest payments on the $7,250 until December 31, 1999.

      In fiscal 1997, the Company borrowed and repaid $1,100 from the Guarantor.

  7.  LONG-TERM OBLIGATIONS

      Long-term obligations consisted of the following at September 30, 1998 and 1997:

                                                                                                        1998                 1997
                                                                                                     --------             --------
            Term loan with bank, interest payable monthly at 8.25%, due December 31, 1999            $ 12,000             $ 12,000

            Term loan with bank, interest payable monthly at LIBOR plus 2% (7.97% at
                September 30, 1998), due December 31, 1999                                             10,000               10,000

            Subordinated notes ($5,000 face amount) to related parties, net of discount of $478 and $853 at September 30, 1998 and 1997, interest payable
                monthly at 6.0% (effective interest rate of 15.9%), due November 2, 1999                4,522                4,147

            Other obligations                                                                               6                  117
                                                                                                     --------             --------
                                                                                                       26,528               26,264
            Less: current maturities                                                                       (3)                (102)
                                                                                                     --------             --------
                                                                                                     $ 26,525             $ 26,162
                                                                                                     ========             ========

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

      Future scheduled maturities of long-term obligations as of September 30, 1998, were as follows:

                              1999            $     3
                              2000             26,525

      Subsequent to September 30, 1998, the Trust purchased the outstanding $22,000 of term loans from the bank. The Trust has agreed to suspend any interest or principal payments until the maturity date of December 31, 1999.


  8.  INCOME TAXES

      There was no current income tax provision or benefit recorded during fiscal 1998, 1997, the 1996 transition period, and fiscal 1996 due to the losses sustained by the Company.

      Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities at September 30, 1998 and 1997, are as follows:

                                                                                          1998                 1997
                                                                                        --------             --------
                    Deferred tax assets:
                        Tax loss carryforwards                                          $ 18,004             $ 12,086
                        Inventory and receivables reserves                                   943                1,221
                        Other accruals and reserves                                          591                  550
                                                                                        --------             --------
                                                                                          19,538               13,857
                                                                                        --------             --------
                    Deferred tax assets valuation allowance                              (18,860)             (13,114)
                                                                                        --------             --------

                    Deferred tax liabilities:
                        Pension asset                                                        457                  417
                        LIFO to FIFO change                                                   65                  222
                        Prepaid expenses                                                       0                   32
                        Excess tax depreciation                                              156                   72
                                                                                        --------             --------
                                                                                             678                  743
                                                                                        --------             --------
                    Net deferred tax asset                                              $      0             $      0
                                                                                        ========             ========

      At September 30, 1998 and 1997, the Company had federal tax loss carryforwards of approximately $48,300 and $32,300 which expire in years 2009 through 2013 if not utilized earlier.

      The difference between the provision for income taxes and the amount computed by multiplying the loss from continuing operations before income taxes by the statutory rate is summarized as follows:

                                                                         Fiscal Years                               1996
                                                        -----------------------------------------------          Transition
                                                          1998               1997                1996              Period
                                                        -------             -------             -------            ------
      Expected tax benefit                              $ 5,746             $ 3,818             $ 1,913             $ 780
      Change in valuation allowance                      (5,746)             (3,818)             (1,913)             (780)
                                                        -------             -------             -------             -----
             Provision for income taxes from
                 continuing operations                  $     0             $     0             $     0             $   0
                                                        =======             =======             =======             =====


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

      Pension income for fiscal 1998, 1997, the 1996 transition period, and fiscal 1996 included the following components:

                                                                    Fiscal Years                   1996
                                                          ---------------------------------     Transition
                                                          1998         1997          1996         Period
                                                          -----        -----        -------       ------
          Service cost                                    $  38        $  56        $    86        $  36
          Interest cost on projected benefit obligation     337          346            365          199
          Actual return on plan assets                       (1)        (864)        (1,047)        (342)
          Net amortization and deferral                    (478)         161            430          (35)
          Net loss due to special early retirement
             benefits                                         0          251              0            0
                                                          -----        -----        -------        -----
          Net pension income                              $(104)       $ (50)       $  (166)       $(142)
                                                          =====        =====        =======        =====


      The following table sets forth the funded status of the plan as of September 30, 1998 and 1997:

                                                                   1998           1997
                                                                  -------        -------
      Actuarial present value of benefit obligation:
          Vested benefit obligation                               $ 5,260        $ 4,223
          Nonvested benefit obligation                                112            110
                                                                  -------        -------
      Accumulated benefit obligation                              $ 5,372        $ 4,333
                                                                  =======        =======
      Projected benefit obligation                                $ 5,484        $ 4,433
      Plan assets at fair value                                     5,612          6,103
                                                                  -------        -------
      Plan assets in excess of projected benefit obligation           128          1,670
      Unrecognized net (gain) loss                                  1,165           (451)
      Unrecognized prior service cost                                 140            156
      Unrecognized initial net asset                                 (231)          (277)
                                                                  -------        -------
      Net pension asset recognized on the balance sheet           $ 1,202        $ 1,098
                                                                  =======        =======

      The following assumptions were used to measure the net periodic pension income and the projected benefit obligation:

                                                                       Fiscal Years              1996
                                                                ---------------------------   Transition
                                                                1998      1997         1996     Period
                                                                ----      ----         ----     ------
      Discount rate used to determine the projected
          benefit obligation                                    6.0%       7.5%        7.25%      7.5%
      Rate of increase in future compensation levels
          used to determine the projected benefit
          obligation                                            5.0%       5.0%        5.0%       5.0%
      Expected long-term rate of return on plan assets
          used to determine net periodic pension income         8.0%       9.0%        9.0%       9.0%

      The Company curtailed the benefits under its defined benefit plan in 1994. Under this curtailment, nonunion employees that were not at least age 50 with at least five years of service accrue no further benefits under the plan.

      401(K) PROFIT-SHARING PLAN

      The Company has a 401(k) profit-sharing plan covering substantially all employees at least 21 years of age with six months of service. The plan allows for employees to contribute a portion of their compensation, subject to certain limitations. The Company may make discretionary contributions to the plan. Total discretionary contributions during fiscal 1998, 1997, the 1996 transition period, and fiscal 1996 were $32, $38, $20, and $39, respectively.


10.   CAPITAL STOCK

      STOCK ISSUANCES

      In fiscal 1998 and 1997, the Company issued 50,000 and 77,562 common shares, respectively, to certain professional golfers as compensation under endorsement agreements.

      As consideration to the Guarantor for his guarantee of a line of credit in January 1995, the Company issued an $850 subordinated convertible note and a warrant to purchase up to 390,000 common shares of the Company. The cost of the guarantee was set up as a deferred asset and amortized to interest expense over the life of the note. Additionally, the Guarantor was given preemptive rights through January 27, 2000 with respect to future issuances by the Company sufficient to enable the Guarantor to maintain his fully diluted common stock ownership percentage. In March 1996, the $850 subordinated note plus accrued interest was converted to 191,814 shares of common stock under the terms of the note.

      In March 1995, the Company entered into a revolving credit facility with the Guarantor. For each $100 drawn under this facility, the Guarantor was issued 3,750 shares of the Company's common stock. Under this facility, the Guarantor was issued 80,625 shares in fiscal 1996.

      STOCK OPTION PLANS

      The Company has incentive stock option plans which were adopted under a 1981 plan and a 1992 plan for its officers and key employees which provide for issuance of options to purchase up to 950,000 and 324,032 common shares, respectively. The plans are administered by the Executive Committee of the Board of Directors.

      At September 30, 1998, the total number of shares available for options was as follows:

               Reserved for:
                   Outstanding stock options                        631,127
                   Stock options authorized but not granted         482,805
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

      Stock option activity for fiscal 1998, 1997, the 1996 transition period, and fiscal 1996, was as follows:


                                                                         Weighted
                                                                         Average
                                                         Shares       Exercise Price
                                                       --------       --------------
               Outstanding at February 25, 1995         425,732        $   8.68
                   Granted at market price              241,000            4.09
                   Canceled or expired                  (70,200)          11.23
                                                       --------
               Outstanding at March 2, 1996             596,532            6.53
                   Granted at market price               80,000            5.38
                   Canceled or expired                  (20,000)           7.63
                                                       --------
               Outstanding at September 30, 1996        656,532            6.36
                   Granted at market price              152,000            3.89
                   Canceled or expired                 (179,137)           7.14
                                                       --------
               Outstanding at September 30, 1997        629,395            5.54
                   Granted at market price              320,000            3.39
                   Canceled or expired                 (318,268)           6.56
                                                       --------
               Outstanding at September 30, 1998        631,127            3.93
                                                        =======


      Of the options outstanding at September 30, 1998, 120,000 have an exercise price of $1.55 and a remaining contractual life of 8.9 years. Options to exercise an additional 466,000 shares have exercise prices between $3.0 and $5.38, with a weighted average exercise price of $4.07 and a weighted average remaining contractual life of 10 years. Of these options, 200,334 are exercisable at a weighted average exercise price of $3.94. The remaining 45,127 options have exercise prices between $7.12 and $10.93, with a weighted average exercise price of $8.82, and a weighted average contractual life of 1.2 years. All of these options are exercisable at a weighted average price of $8.82.

      Of the options outstanding at September 30, 1998, 1997, and 1996, and March 2, 1996, total shares exercisable were 245,461, 315,729, 362,199, and 348,865, respectively, with weighted average price of $4.84, $7.10, $8.11, and $8.19, respectively.

      The Company accounts for the plans under APB No. 25, under which no compensation cost has been recognized for stock options granted with exercise prices equal to the fair value of the Company's common shares on the date of grant. The Company adopted SFAS No. 123 for disclosure purposes only in the 1996 transaction period. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have been increased to the following pro forma amounts:

                                                                        FISCAL YEARS                    1996
                                                            -----------------------------------      TRANSITION
                                                              1998          1997         1996          PERIOD
                                                            --------      --------      -------        -------
     Net loss:                    As reported               $(15,223)     $(11,228)     $(5,277)       $(2,294)
                                  Pro Forma                  (15,478)      (11,335)      (5,364)        (2,490)

     Loss per share:              As reported               $  (5.01)     $  (3.77)     $ (2.02)       $ (0.80)
                                  Pro Forma                    (5.09)        (3.81)        (.05)         (0.87)

      Because the SFAS No. 123 method of accounting has not been applied to options granted prior to February 26, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

      The fair value of option grants is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 1998 and 1997, the 1996 transition period, and fiscal 1996, respectively: risk-free interest rates of 5.49, 6.05, 6.30, and 5.40 percent; expected dividend yields of 0 percent; expected lives of one year after vesting; expected volatility of 72%, 60%, 73%, and 73%. Using these assumptions, the fair value of the stock options granted in fiscal 1998 and 1997, the 1996 transition period and fiscal 1996 is $253, $264, $165, and $503, respectively, which would be amortized as compensation over the vesting period of the options. The weighted average fair value of options granted during fiscal 1998 and 1997, the 1996 transition period, and fiscal 1996 is $0.79, $1.74, $2.13, and $2.09, respectively.

      STOCK PURCHASE WARRANTS

      The Company, in conjunction with the November 1994 issuance of its $5,000 subordinated notes, issued warrants to purchase 1,000,000 shares of common stock at an exercise price of

      $5.50. Each warrant may be exercised with $5.50 in cash or principal value of the notes at any time during the life of the warrants, which expire on November 3, 1999.

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


11.   REDEEMABLE PREFERRED STOCK

      In August 1996, the Company issued 833,333 shares of Series NB Preferred Stock ("NB Shares") for $5,000 to the Guarantor to fund the Company's investment in NBHI. The NB Shares, which were subsequently transferred to the Trust, have a stated value of $6 per share and are convertible at any time to common stock on a one to one ratio. The NB Shares are entitled to cumulative dividends equal to 30% of the earnings realized by the Company from its investment in NBHI's Series D Shares. The NB Shares shall have a preference in liquidation of $5,000 plus accumulated dividends and are required to be redeemed upon sale or redemption of the Series D Shares of NBHI.

      In October 1998, the Trust converted all the NB Shares to 833,333 shares of common stock.


12.   COMMITMENTS AND CONTINGENCIES

      OPERATING LEASES

      The Company has entered into various operating leases for buildings and office equipment. Rent expense was approximately $821, $768, $405, and $433, for fiscal 1998, 1997, the 1996 transition period, and fiscal 1996, respectively. Approximate future minimum rental commitments for the next five years for noncancelable operating leases as of September 30, 1998, were as follows:

                            1999                                      $553
                            2000                                       347
                            2001                                        49

      Included in fiscal 1998 and 1997 rent expense is $166 and $82, respectively, of lease payments to an entity controlled by the Guarantor, the owner of the Company's Ooltewah, Tennessee headquarters since April 1997.

      LITIGATION

      The Company is party to certain legal proceedings incidental to its business. In the opinion of management, based in part on the advice of legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

      ROYALTY COMMITMENTS

      The Company pays royalties under a license agreement with Arnold Palmer Enterprises, Inc., a company controlled by a shareholder and a member of the Company's Board of Directors. The Company has the right to sub-license its rights under this agreement. The agreement expires March 1, 2007, but may be extended for successive five-year periods. Under the terms of the agreement, the Company will pay royalties of 1% to 5% of net sales of specified products and a portion of sub-licensing royalties. The Company has committed to pay minimum royalties of $750 through 2007. During fiscal 1998, 1997, the 1996 transition period, and fiscal 1996, the Company incurred royalty expense under this agreement of approximately $750, $700, $442, and $500, respectively.

      Effective January 1, 1998, the Company entered into a license agreement with Nancy Lopez Enterprises, Inc., a company controlled by a member of the Company's Board of Directors. The Company has the right to sub-license its rights under this agreement. The agreement expires December 31, 2007 and provides that the Company will pay royalties of 3.25% of net sales of licensed products, as defined. The Company has committed to pay minimum royalties ranging from $207 in calendar year 1998 to $426 in calendar year 2007 and make minimum advertising expenditures for promotion of specified products ranging from $1,000 in calendar year 1998 to $2,700 in calendar year 2007. During fiscal 1998 the Company incurred royalty expense under this agreement of approximately $174.


13.   DISCONTINUED OPERATIONS - SALE OF DUCKSTER

      On May 5, 1995, the Company sold its Duckster line of headwear, outerwear, and shirts for approximately $3,000 in cash and a $2,726 installment promissory note. The Company also retained approximately $4,200 in existing accounts receivable. The sale resulted in an estimated loss on disposal of $1,244, which was included as a component of discontinued operations in fiscal 1995.

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

      Following are selected financial data for the seven-month periods ended September 30, 1996 and 1995:

                                                                  1996            1995
                                                                 -------         -------
                                                                               (Unaudited)
              Net sales                                          $18,456         $14,777
              Gross profit                                         5,155           3,765
              Loss from continuing operations                     (2,294)         (1,446)
              Income from discontinued operations                      0             348
              Net loss                                            (2,294)         (1,098)
              Loss per share from continuing
                  operations-basic and diluted                     (0.80)         (0.55)
              Loss per share-basic and diluted                     (0.80)         (0.42)


15.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying value of cash, accounts receivable, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short maturity of these financial instruments. Due to the fact that no liquid market exists for: a) the Company's investment in the NBHI Series D Shares, b) the subordinated notes payable, and c) the Company's Series NB Preferred Stock, it is not practicable to estimate the fair value of these financial instruments. Due to the guarantee of the lines of credit and term loans by the Guarantor, it is not practicable to estimate the fair value of these financial instruments.


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

17.   SUBSEQUENT EVENT

      Subsequent to year-end, the Company and a bank entered into a $5,000 unsecured loan commitment due December 30, 1999, which is guaranteed by the Guarantor. The proceeds are to be used to meet working capital requirements.

Item 9.   Disagreements on Accounting and Financial Disclosure.
No event described in Item 304 of Regulation S-K has occurred.

                                    PART III

Item 10.  Directors and Executive Officers of the Company.

          (a)  Directors
          The information found in the section titled Election of Directors in the Company's 1999 Proxy Statement is incorporated herein by reference.

          (b)  Executive Officers
          The following lists the names of all executive officers of the Company, their ages, their positions with the Company and the year in which they were first elected to these positions:

          John T. Lupton. Age 72. Mr. Lupton was initially named Chairman of the Board of Directors and Chief Executive Officer of the Company in March, 1995 and continued as Chairman and Chief Executive Officer through February 20, 1997. Mr. Lupton was re-appointed as Chairman and Chief Executive Officer on November 21, 1997. In March 1998 the Company named a new President & Chief Executive Officer. Mr. Lupton continued serving as Chairman of the Board of Directors. Mr. Lupton is the former Chairman of JTL Corp., a bottler of Coca-Cola and related products, and a private investor.

          Cynthia L. Davis. Age 36. Ms. Davis has been President & Chief Executive Office since March 1998. Ms. Davis joined the Company in June 1997 as Executive Vice President & General Manager. Prior to joining the Company, Ms. Davis served as Vice President of the Ladies Professional Golf Association (LPGA) from 1994 to 1997, and as Executive Director, Teaching & Club Pro Division of the LPGA from 1992 to 1993.

          Dexter Scudder Graybeal. Age 57. Mr.. Graybeal has been Vice President since April, 1994. He has been employed by the Company since March of 1972 in various capacities including Regional and National Sales Manager, Director of Sales, Vice President - Sales and Vice President/General Manager - Arnold Palmer Golf Co.

          David J. Kirby. Age 49. Mr.. Kirby has been Vice President - Finance since February, 1996. He joined the Company as Cost Accountant in January, 1993, and was named Controller in November 1994. Prior to 1993, Mr.. Kirby served as Financial Analyst and Controller at Balsam Corporation.

Item 11.  Executive Compensation.
The information found in the section titled Executive Compensation and Other Information in the Company's 1999 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
The information found in the section titled Voting Securities and Principal Holders Thereof in the Company's 1999 Proxy Statement is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions.
The information found in the sections titled Certain Transactions and Agreements with Certain Executive Officers in the Company's 1999 Proxy Statement is incorporated herein by reference.

                                     PART IV

Item 14.   Exhibits.  Financial Statement Schedules and Reports on Form 8-K

    (a)    1.  Financial Statements

               The financial statements are set forth in Part II, Item 8.

           2.  Financial Statement Schedules:

               Report of Independent Public Accountants

               Schedule II -- Valuation and Qualifying Accounts

           3.  Exhibits:

               See the Exhibit Index on page xx of this Form 10-K.

    (b) The Registrant did not file any reports on Form 8-K during the last quarter of fiscal 1998.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To The Arnold Palmer Golf Company:


We have audited, in accordance with generally accepted auditing standards, the financial statements included in Part II, Item 8 of this Form 10-K and have issued our report thereon dated December 4, 1998. Our audits were made for the purpose of forming an opinion on these statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





/s/ ARTHUR ANDERSEN LLP

Chattanooga, Tennessee
December 4, 1998

                                                                     SCHEDULE II




                         THE ARNOLD PALMER GOLF COMPANY


                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

       FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997, MARCH 2, 1996, AND
                 THE SEVEN-MONTH PERIOD ENDED SEPTEMBER 30, 1996

                                 (IN THOUSANDS)



                    COL. A                                    COL. B                   COL. C               COL. D           COL. E
                  -----------                                ---------       -------------------------   -------------       ------
                                                                                      ADDITIONS
                                                                             -------------------------
                                                             BALANCE AT      CHARGED TO    CHARGED TO                       BALANCE
                                                             BEGINNING        COST AND       OTHER                         AT END OF
                  DESCRIPTION                                OF PERIOD        EXPENSES     ACCOUNTS(1)   DEDUCTIONS(2)       PERIOD
                  -----------                                ---------        --------     -----------   -------------       ------
For the year ended September 30, 1998:
    Allowance for doubtful accounts                            $  843           $389           $ 1           $(256)           $977
                                                               ======           ====           ===           =====            ====
For the year ended September 30, 1997:
    Allowance for doubtful accounts                            $  720           $533           $62           $(472)           $843
                                                               ======           ====           ===           =====            ====
For the seven-month period ended September 30, 1996:
    Allowance for doubtful accounts                            $  758           $373           $35           $(446)           $720
                                                               ======           ====           ===           =====            ====
For the year ended March 2, 1996:
    Allowance for doubtful accounts                            $1,049           $  0           $20           $(311)           $758
                                                               ======           ====           ===           =====            ====


(l) Recoveries on accounts written off.

(2) Accounts written off.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned who are duly authorized to do so.

                                        THE ARNOLD PALMER GOLF COMPANY


Date:  December 18, 1998                By   /s/ Cynthia L. Davis
                                             -----------------------------------
                                             (Cynthia L. Davis)
                                             President & Chief Executive Officer


Date:  December 18, 1998                By   /s/ David J. Kirby
                                             -----------------------------------
                                             (David J. Kirby)
                                             Vice President Finance
                                             (Chief Financial Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  December 18, 1998                   /s/ John T. Lupton
                                   ---------------------------------------------
                                   (John T. Lupton)        Chairman of the Board

Date:  December 18, 1998                   /s/ Cynthia L. Davis
                                   ---------------------------------------------
                                   (Cynthia L. Davis)                   Director

Date:  December 18, 1998                   /s/ David S. Gonzenbach
                                   ---------------------------------------------
                                   (David S. Gonzenbach)                Director

Date:  December 18, 1998                   /s/ James L.E. Hill
                                   ---------------------------------------------
                                   (James L.E. Hill)                    Director

Date:  December 18, 1998                   /s/ Richard J. Horton
                                   ---------------------------------------------
                                   (Richard J. Horton)                  Director

Date:  December 18, 1998                   /s/ Nancy Lopez
                                   ---------------------------------------------
                                   (Nancy Lopez)                        Director

Date:  December 18, 1998                   /s/ Charles S. Mechem, Jr.
                                   ---------------------------------------------
                                   (Charles S. Mechem, Jr.)             Director

Date:  December 18, 1998                   /s/ Arnold D. Palmer
                                   ---------------------------------------------
                                   (Arnold D. Palmer)                   Director

Date:  December 18, 1998                   /s/ Joel W. Richardson, Jr.
                                   ---------------------------------------------
                                   (Joel W. Richardson, Jr.)            Director

                         THE ARNOLD PALMER GOLF COMPANY
                                  EXHIBIT INDEX

Exhibit
Number                    Description
-------                   -----------
  3.1*           Amended and Restated Charter of The Arnold Palmer Golf Company

  3.2**          Amended and Restated Bylaws of ProGroup, Inc.

  10.1           Licensing Agreement dated March 30, 1997 by and between the
                 Company and Nancy Lopez Enterprises, Inc.

  10.2           Option Agreement dated April 12, 1997 by and between the
                 Company and Nancy Lopez Enterprises, Inc.

  22***          Subsidiaries of the Company

  23             Consent of Arthur Andersen LLP, independent public accountants

  27             Financial Data Schedule


* Incorporated by reference herein from the Company's Form 10-Q for the quarter ended August 31, 1996.

** Incorporated by reference herein from the Company's Form 10-K for the year ended February 25, 1995.

*** Incorporated by reference herein from the Company's Form 10-K for the transition period ended February 22, 1992.





43