Form 10-Q
period 1999-01-02
ARNOLD PALMER GOLF CO
filed 1999-02-16
CIK 80397

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended January 2, 1999              Commission File Number 0-921
                      ---------------                                     ------

                         THE ARNOLD PALMER GOLF COMPANY

--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Tennessee                              62-0331019

--------------------------------------------------------------------------------
          (State of Incorporation)          (I.R.S. Employer Identification No.)

 6201 Mountain View Road, Ooltewah, Tennessee                      37363
--------------------------------------------------------------------------------
   (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number                                   423-238-5890

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes      X    .    No         .

     ----------       --------

As of February 8, 1999, 3,887,700 shares of Common Stock were outstanding.

                                      INDEX


                                                                         Pages

                                                                         -----

Part I.  Financial Information

         Balance Sheets - January 2, 1999 and
            September 30, 1998                                             1

         Statements of Operations - Three Months Ended
            January 2, 1999 and January 2, 1998                            2

         Statements of Cash Flows - Three Months Ended
            January 2, 1999 and January 2, 1998                            3

         Notes to Financial Statements                                 4 - 6

         Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                 7 - 10

Part II. Other Information                                                11

         Signature Page                                                   12

         Exhibit Index                                                    13


PAGE 1                                                                FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                     JANUARY 2, 1999 AND SEPTEMBER 30, 1998

                                ($ IN THOUSANDS)


                                                    JAN 2, 1999       SEPT 30, 1998

                                                    -----------       -------------
                                                    (UNAUDITED)
ASSETS

CURRENT ASSETS:

   CASH                                               $    539          $    371

   TRADE RECEIVABLES                                     3,865             4,491
        LESS: ALLOWANCE FOR DOUBTFUL ACCOUNTS             (752)             (977)
                                                      --------          --------
            NET RECEIVABLES                              3,113             3,514

   INVENTORIES, NET                                      6,459             7,004

   PREPAID EXPENSES AND OTHER                              274             1,162
                                                      --------          --------
      TOTAL CURRENT ASSETS                              10,385            12,051

PROPERTY, PLANT AND EQUIPMENT                            4,249             4,286
        LESS: ACCUMULATED DEPRECIATION                  (2,659)           (2,617)
                                                      --------          --------
            NET PROPERTY, PLANT AND EQUIPMENT            1,590             1,669


OTHER ASSETS:

   INVESTMENT IN NBHI                                       --             5,000
   PROPERTY HELD FOR SALE                                   --                94
   GOODWILL                                                 85                85
   OTHER                                                 2,121             1,579
                                                      --------          --------
                                                         2,206             6,758
                                                      --------          --------

TOTAL ASSETS                                          $ 14,181          $ 20,478
                                                      ========          ========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   CURRENT MATURITIES OF LONG-TERM
     OBLIGATIONS                                      $ 33,878          $      3
   SHORT-TERM BORROWINGS                                   500            12,250
   ACCOUNTS PAYABLE                                      1,148             1,573
   ACCRUED LIABILITIES                                   2,349             2,389
                                                      --------          --------
      TOTAL CURRENT LIABILITIES                         37,875            16,215

LONG-TERM OBLIGATIONS, NET OF
   CURRENT MATURITIES                                        3            26,525

REDEEMABLE PREFERRED STOCK                                  --             5,000

STOCKHOLDERS' EQUITY (DEFICIT):
   COMMON STOCK, $.50 PAR VALUE,
      10,000,000 SHARES AUTHORIZED,
      3,887,700 AND 3,054,367 SHARES ISSUED
      AND OUTSTANDING AT JANUARY 2, 1999
      AND SEPTEMBER 30, 1998                             1,944             1,527
   ADDITIONAL PAID-IN CAPITAL                           10,984             6,401
   ACCUMULATED DEFICIT                                 (36,625)          (35,190)
                                                      --------          --------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)             (23,697)          (27,262)
                                                      --------          --------
TOTAL LIABILITIES & STOCK-
   HOLDERS' EQUITY                                    $ 14,181          $ 20,478
                                                      ========          ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

PAGE 2                                                                FORM 10-Q

                            STATEMENTS OF OPERATIONS
             THREE MONTHS ENDED JANUARY 2, 1999 AND JANUARY 2, 1998
                                  (UNAUDITED)
                   ($ IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                          THREE MONTHS ENDED
                                                    ------------------------------
                                                    JAN 2, 1999        JAN 2, 1998
                                                    -----------        -----------
NET SALES                                             $  3,419          $  3,987
COST OF SALES                                            2,788             3,471
                                                      --------          --------
   GROSS PROFIT                                            631               516

SELLING AND MARKETING EXPENSES                             867             1,654

GENERAL AND ADMINISTRATIVE EXPENSES                        569             1,146

SEVERANCE AND RESTRUCTURING EXPENSES                        --               670
                                                      --------          --------
   LOSS FROM OPERATIONS                                   (805)           (2,954)

OTHER INCOME:

    ROYALTY AND SUB-LICENSE INCOME, NET                    183               361
    OTHER, NET                                               8                 4
                                                      --------          --------
                                                           191               365
LOSS BEFORE INTEREST AND INCOME TAXES                     (614)           (2,589)

INTEREST EXPENSE                                           821               629
                                                      --------          --------
LOSS BEFORE INCOME TAXES                                (1,435)           (3,218)

PROVISION FOR INCOME TAXES                                  --                --
                                                      --------          --------
NET LOSS                                              $ (1,435)         $ (3,218)
                                                      ========          ========
NET LOSS PER SHARE - BASIC                            $  (0.37)         $  (1.07)
                                                      ========          ========
NET LOSS PER SHARE - DILUTED                          $  (0.37)         $  (1.07)
                                                      ========          ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

PAGE 3                                                                FORM 10-Q


                            STATEMENTS OF CASH FLOWS
             THREE MONTHS ENDED JANUARY 2, 1999 AND JANUARY 2, 1998
                                   (UNAUDITED)
                                ($ IN THOUSANDS)

                                                           JAN 2, 1999      JAN 2, 1998
                                                           -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS                                                     $(1,435)         $(3,218)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
   USED FOR OPERATING ACTIVITIES -
      DEPRECIATION                                                93              148
      AMORTIZATION                                               106               96
      (GAIN) LOSS ON SALE OF ASSETS                               --               --

      CHANGES IN OPERATING ASSETS AND LIABILITIES -

           RECEIVABLES                                           401            1,550
           INVENTORIES                                           545           (1,149)
           PREPAID EXPENSES AND OTHER                            437             (268)
           ACCOUNTS PAYABLE                                     (425)             924
           ACCRUED LIABILITIES                                   (40)             476
                                                             -------          -------

NET CASH USED FOR OPERATING ACTIVITIES                          (318)          (1,441)
                                                             -------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:

   ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT                    (14)             (33)
   PROCEEDS FROM SALE OF INVESTMENTS                           5,000
   PROCEEDS FROM SALE OF PROPERTY, PLANT & EQUIPMENT              --               --
                                                             -------          -------
         NET CASH USED FOR INVESTING ACTIVITIES                4,986              (33)
                                                             -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:

NET INCREASE (DECREASE) IN SHORT-TERM
   BORROWINGS FROM BANK                                       (4,500)         $   900

ADVANCE FROM SHAREHOLDER                                          --               --

PRINCIPAL PAYMENTS ON LONG-TERM OBLIGATIONS                       --               (8)
                                                             -------          -------

   NET CASH PROVIDED BY FINANCING ACTIVITIES                  (4,500)             892
                                                             -------          -------
NET CHANGE IN CASH                                               168             (582)

CASH, BEGINNING OF PERIOD                                        371              703
                                                             -------          -------
CASH, END OF PERIOD                                          $   539          $   121
                                                             =======          =======


SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:

      INTEREST                                               $   266          $   477
                                                             =======          =======
      INCOME TAXES                                           $    --          $    --
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

PAGE 4                                                                FORM 10-Q

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                     Note 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The quarterly financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Company's latest annual report on Form 10-K. In the opinion of management of the Company, all adjustments necessary, consisting only of normal recurring adjustments, to present fairly (1) the financial position of The Arnold Palmer Golf Company as of January 2, 1999; and (2) the results of its operations and its cash flows for the three months ended January 2, 1999 and January 2, 1998, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

Reference is also made to the Company's annual report on Form 10-K for the year ended September 30, 1998, for a discussion of the Company's significant accounting policies.

                                     NOTE 2

INCOME TAXES:

The Company had federal tax loss carry forwards of approximately $48.3 million at September 30, 1998. There was no current income tax provision or benefit recorded during the three months ending January 2, 1999 and January 2, 1998 due to the losses sustained by the Company.

PAGE 5                                                                FORM 10-Q

                                     NOTE 3

SHORT-TERM BORROWINGS:

Short-term borrowings consist of advances under a $5.0 million line of credit agreement with a bank. There are no financial covenants under the line of credit, which is unconditionally guaranteed by the Company's Chairman (the "Guarantor").

At the option of the borrower, advances under the line of credit bear interest at prime minus 0.50% or one, two or three month LIBOR plus 1.5% (7.75% at January 2, 1999).

On October 20, 1998, an affiliate of the Guarantor, the Thomas C. Lupton Trust, ("Trust"), purchased the Company's $5.0 million investment in Nevada Bob's Holdings, Inc. Series D Preferred Stock at cost. Proceeds from the sale of the investment were used to pay $5.0 million on the Company's September 30, 1998 revolver balance of $12.3 million. On October 30, 1998, the Trust purchased the remaining September 30, 1998 current revolver debt of $7.3 million and the Company's long term debt of $22.0 million from the bank which held the notes.

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

                                                              Three Months Ended
                                                     ------------------------------------
                                                     Jan 2, 1999              Jan 2, 1998
                                                     ------------             -----------
Net loss (in thousands)                                  ($1,435)                ($3,218)

Weighted average shares                                3,887,700               3,004,367

Net loss per share - basic and diluted                    ($0.37)                 ($1.07)

At January 2, 1999, there were options outstanding to purchase 631,127 shares of stock, with per share prices ranging from $1.55 to $10.93. Additionally there were warrants outstanding to purchase 1,390,000 shares of stock with per share prices ranging from $5.00 to $5.50.

PAGE 6                                                                FORM 10-Q

                                     NOTE 5

INVENTORIES:

Inventories as of January 2, 1998 and September 30, 1998, were as follows (in thousands):

                            ------------         --------------
                            Jan. 2, 1999         Sept. 30, 1998
                            ------------         --------------
Inventories:
  Raw Materials                 $3,390               $3,503
  Work-in-process                    9                    9
  Finished Goods                 3,060                3,492
                                ------               ------
  Total                         $6,459               $7,004
                                ------               ------

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

All of the Company's long-term debt and subordinated notes (as discussed below), are due and payable on or before December 31, 1999, and are therefore classified as current obligations on the Company's balance sheet. As of January 2, 1999, the Company had negative working capital of $27.5 million and a current ratio of
 .27 to one. This compares to negative working capital of $4.2 million and a current ratio of 0.74 to one at September 30, 1998. As of January 2, 1999, the Company's outstanding balance on its revolving credit facility was $0.5 million compared to $12.3 million at September 30, 1998.

On October 20, 1998, an affiliate of the Guarantor, the Thomas C. Lupton Trust, ("Trust"), purchased the Company's $5.0 million investment in Nevada Bob's Holdings, Inc. Series D Preferred Stock at cost. Proceeds from the sale of the investment were used to pay $5.0 million on the Company's September 30, 1998 revolver balance of $12.3 million. On October 30, 1998, the Trust purchased the remaining September 30, 1998 current revolver debt of $7.3 million and the Company's long term debt of $22.0 million from the bank which held the notes.

The Trust agreed to suspend interest payments on the revolver debt and the term debt, and to amend the due date on the revolver debt to December 31, 1999.

On December 1, 1998, a $5.0 million revolving credit facility was established with a bank. This credit facility is an unsecured promissory note due on December 30, 1999, and is guaranteed by the Guarantor. If the Company meets its 1999 sales forecast, this facility will satisfy working capital and capital expenditure requirements through 1999.

In November 1994, the Company completed a private placement of $5.0 million in subordinated notes to related parties. These notes, which bear interest payable monthly at 6%, are due to mature on November 2, 1999. The Company's Chairman and another director, who collectively hold $3.0 million of the notes, agreed to forego interest payments and agreed that accrued interest would be added to the principal balance due in November 1999. The note balance at January 2, 1999 was $4.6 million (the face value of $5.0 million less the unamortized portion of the original subordinated debt discount), and is carried on the Company's balance sheet as current obligations.

Due to the continued losses of the Company, the Board of Directors have embarked upon numerous strategic business initiatives including the effectuation of a financial restructuring plan. Discussions are currently underway to determine methods by which the Company's obligations

PAGE 8                                                                FORM 10-Q


for its long-term debt and subordinated notes can be met. It is unlikely that the long-term debt and subordinated notes can be refinanced through third party lenders. Accordingly, the liquidity of the Company is dependent upon the ability of the Company to restructure the long-term debt and subordinated notes with the current holders of the long-term debt and subordinated notes. Only with the financial support of the Guarantor and of his affiliates, has the Company been able to meet its outstanding financial commitments.

RESULTS OF OPERATIONS

The table below compares net sales by product line and market segment for the quarters ending January 2, 1999 and January 2, 1998.

                                    Sales by Product Line
                                     ($'s in thousands)
                      -----------------------------------------------
                      Jan 2, 1999       Jan 2, 1998          % Change
                      -----------       -----------          --------
Clubs                    $1,276            $2,052             -37.8%
Bags                      1,956             1,421              37.6%
Outlet Stores               164               189             -13.2%
Components                   --               268            -100.0%
Apparel                      23                57             -59.6%
                         ------            ------            -------
Total                    $3,419            $3,987             -14.2%
                         ------            ------            -------


                                    Sales by Product Line
                                     ($'s in thousands)
                      -----------------------------------------------
                      Jan 2, 1999       Jan 2, 1998          % Change
                      -----------       -----------          --------
Pro                      $1,930            $2,390             -19.2%
Retail                    1,325               973              36.2%
Outlet Stores               164               189             -13.2%
Components                   --               268            -100.0%
Export                       --                41            -100.0%
Contract                     --               126            -100.0%
                         ------            ------            -------
Total                    $3,419            $3,987            - 14.2%
                         ------            ------            -------

Total net sales for the quarter ending January 2, 1999 were $3.4 million compared to $4.0 million for the same prior year period, a decrease of 14.2%. The overall decline in first quarter sales resulted from the continued soft market conditions within the golf industry and a weaker than anticipated Christmas selling season. The Company's bag sales increased 37.6% during its quarter ending January 2, 1999 over quarter ending January 2, 1998. This increase was generated primarily from an increase in its retail sales (36.2%), substantially all of which represented increased sales to one of the Company's mass merchant accounts. Component sales for quarter ending January 2, 1998 were generated by the Company's component division (National Golf Suppliers). The Company sold its component division as of September 30, 1998.

Gross profit as a percentage of net sales for quarter ending January 2, 1999 was 18.5% compared to 12.9% for the quarter ending January 2, 1998. The improvement in gross profit was primarily due to the benefits resulting from consolidation of the Company's manufacturing facilities in its fiscal year ending September 30, 1998.

PAGE 9                                                                FORM 10-Q

Selling and marketing expenses decreased $0.8 million, or 47.9% for the quarter ending January 2, 1999 from quarter ending January 2, 1998. The most significant decreases were commissions & royalties - $0.1 million, salaries & benefits - $0.3 million, travel - $0.1 million, professional services - $0.1 million and advertising and promotional - $0.1 million.

General and administrative expenses for the Company's quarter ending January 2, 1999 were $0.6 million compared to $1.1 million for quarter ending January 2, 1998, a 50.3% decrease. Significant decreases were in salaries & benefits - $0.1 million and professional services - $0.3 million. The expense reductions realized in selling, marketing and administrative expenses were the results of the Company's reorganization and workforce reductions which occurred during its fiscal year ending September 30, 1998.

The Company recorded severance and restructuring charges of approximately $0.7 million for its quarter ending January 2, 1998. There were no such charges for the Company's current quarter ending January 2, 1999.

Royalty income for quarter ending January 2, 1999 decreased 49.3% from quarter ending January 2, 1998. The decrease was primarily due to a licensing agreement held by the Company which provided for annual royalty income of $1.0 million through September 30, 1998. Beginning October 1, 1998, the maximum annual royalty per the agreement is $50,000, a reduction of $237,500 per quarter.

Interest expense for quarter ending January 2, 1999 was $0.8 million compared to $0.6 million for quarter ending January 2, 1998. The increase in interest expense was due to higher debt balances during the Company's current quarter compared to the same prior year period. Average short-term and long-term debt for quarter ending January 2, 1999 was $31.3 million compared to an average debt balance of $22.9 million for quarter ending January 2, 1998. Cash paid for interest expense during the Company's quarter ending January 2, 1999 was $266,000 compared to $477,000 during the same prior year period. The decrease in cash interest payments was due to the suspensions of interest payments to the "Trust" as described above.

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

PAGE 10                                                          FORM 10-Q



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

YEAR 2000

The Company's information system and business processes applications operate on an IBM AS/400 mid range computer. The hardware and its related License Internal Code (LIC) has been upgraded to a Year 2000 Compliance level. The Company's software applications operating on the AS/400, is a fully integrated management information system developed by JBA International. The Company began the conversion to the JBA software in mid calendar year 1996. The only remaining JBA application to be implemented is Fixed Assets, which the Company anticipates having implemented no later than July 1999. The Company's PC based applications, which primarily involves Lotus Smart Suite and cc: Mail, have been in the process of upgrading to a Year 2000 Compliant level with an anticipated completion date no later than mid calendar year 1999. The cost of completing the PC based applications upgrade is expected to be minimal.

The Company does not feel there are any significant risks to its continuing operations related to Year 2000 issues. Certain customers in the mass merchandise market, submit their orders via EDI processing to the Company. These customers have notified the Company that their systems will be Year 2000 compliant within the required time frame to ensure uninterrupted data interchange related to order fulfillment. The Company has also received notification from certain raw material suppliers that their systems will be Year 2000 compliant within the required time frame. Although the Company does not anticipate any issues related to timely supply of raw materials, it is seeking confirmation from its other major suppliers that their systems will likewise be Year 2000 compliant.

FORWARD LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations may contain "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, which are based on management's beliefs and assumptions about expectations, estimates, strategies and projections for the Company. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward looking statements. The Company undertakes no obligation to update publicly any forward looking statements whether as a result of new information, future events or otherwise.

The risks, uncertainties and assumptions regarding forward looking statements include, but are not limited to, the Company's operations, performance, financial condition and discussions with holders of the Company's long-term debt and subordinated notes, product demand and market acceptance risks, product development risks, such as delays or difficulties in developing, producing and marketing new products, the impact of competitive products, pricing and advertising, constraints resulting from the financial condition of the Company, including the degree to which the Company is leveraged, debt service requirements and the ability of the Company to meet its obligations and other risks described in the Company's Securities and Exchange Commission filings.

PAGE 11                                                               FORM 10-Q

                           PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits -

                See Exhibit Index on page 13 of this Form 10-Q.

        (b) Reports on Form 8-K -

                The Registrant filed a report on Form 8-K on November 6, 1998 regarding the announcement of its financial restructuring plan.

                The Registrant did not file any other reports on Form 8-K during the quarter ending January 2, 1999.

 PAGE  12                                                             FORM 10-Q

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   THE ARNOLD PALMER GOLF COMPANY
                                   (Registrant)

                                   /s/ Cynthia L. Davis
                                   ---------------------------------------------
                                       Cynthia L. Davis
                                       President and Chief Executive Officer



                                    /s/ David J. Kirby
                                   ---------------------------------------------
                                        David J. Kirby
                                        Vice President Finance (Chief
                                        Accounting Officer)

Date    February 8, 1999

PAGE 13                                                               FORM 10-Q

                                  Exhibit Index

       Exhibit
       Number                             Description
       ------                             -----------

        3.1*    Amended and Restated Charter of The Arnold Palmer Golf Company.

        3.2**   Amended and Restated Bylaws of ProGroup, Inc.

        10.1 Master Note of the Company in the amount of $5,000,000 Dated December 1, 1998.

        10.2 Note Extension Agreement between the Company and The John T. Lupton Trust Dated December 30, 1998.

        27      Financial Data Schedule.

        * Incorporated by reference herein from the Company's Form 10-Q for the quarter ended August 31, 1996.

        ** Incorporated by reference herein from the Company's Form 10-K for the year ended February 25, 1995.