Form 10-Q
period 1999-04-02
ARNOLD PALMER GOLF CO
filed 1999-05-17
CIK 80397

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended    April 2, 1999    Commission File Number    0-921
                     --------------------                        ----------

                         THE ARNOLD PALMER GOLF COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Tennessee                              62-0331019
--------------------------------------------------------------------------------
          (State of Incorporation)          (I.R.S. Employer Identification No.)

 6201 Mountain View Road, Ooltewah, Tennessee                        37363
--------------------------------------------------------------------------------
   (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number                      423-238-5890

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes    x    .    No          .
    --------        ---------

As of May 14, 1999, 3,927,700 shares of Common Stock were outstanding.

                                      INDEX

                                                                      Pages
                                                                      -----
Part I.  Financial Information

         Balance Sheets - April 2, 1999 and
            September 30, 1998                                           1

         Statements of Operations - Three and Six Months Ended
            April 2, 1999 and March 27, 1998                              2

         Statements of Cash Flows - Six Months Ended
            April 2, 1999 and March 27, 1998                              3

         Notes to Financial Statements                                4 - 7

         Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                8 - 13

Part II. Other Information                                               14

         Signature Page                                                  15

Page 1                                                                 Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                      APRIL 2, 1999 AND SEPTEMBER 30, 1998
                   ($ in thousands except per share amounts)


                                                               April 2, 1999   Sept 30, 1998
                                                               -------------   -------------
                                                                (Unaudited)
ASSETS

Current assets:
   Cash                                                           $    469        $    371

   Trade receivables                                                 5,902           4,491
        less: allowance for doubtful accounts                         (689)           (977)
                                                                  --------        --------
            Net receivables                                          5,213           3,514

   Inventories, net                                                  6,248           7,004

   Prepaid expenses and other                                          542           1,162
                                                                  --------        --------
      Total current assets                                          12,472          12,051

Property, plant and equipment                                        4,251           4,286
        less: accumulated depreciation                              (2,748)         (2,617)
                                                                  --------        --------
            Net property, plant and equipment                        1,503           1,669

Other assets:

   Investment in NBHI                                                   --           5,000
   Property held for sale                                               --              94
   Goodwill                                                             85              85
   Other                                                             1,679           1,579
                                                                  --------        --------
                                                                     1,764           6,758
                                                                  --------        --------
TOTAL ASSETS                                                      $ 15,739        $ 20,478
                                                                  ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term
     obligations                                                  $ 33,988        $      3
   Short-term borrowings                                             3,000          12,250
   Accounts payable                                                    996           1,573
   Accrued liabilities                                               1,889           2,389
                                                                  --------        --------
      Total current liabilities                                     39,873          16,215

Long-term obligations, net of
   current maturities                                                   --          26,525

Redeemable preferred stock                                              --           5,000

Stockholders' equity (deficit):
   Common stock, $.50 par value,
      10,000,000 shares authorized, 3,927,700 and
      3,054,367 shares issued and outstanding
      at April 2, 1999 and September 30, 1998, respectively          1,964           1,527
   Additional paid-in capital                                       12,029           6,401
   Accumulated deficit                                             (38,127)        (35,190)
                                                                  --------        --------
      Total stockholders' equity (deficit)                         (24,134)        (27,262)
                                                                  --------        --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                          $ 15,739        $ 20,478
                                                                  ========        ========



   The accompanying notes are an integral part of these financial statements.

Page 2                                                                Form 10-Q

                            STATEMENTS OF OPERATIONS
           THREE AND SIX MONTHS ENDED APRIL 2, 1999 AND MARCH 27, 1998
                                   (Unaudited)
                    ($ in thousands except per share amounts)

                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                              -----------------------       -----------------------
                                              April 2,      March 27,       April 2,       March 27,
                                               1999            1998           1999           1998
                                              -------        -------        -------        -------
Net sales                                     $ 4,729        $ 5,588        $ 8,148        $ 9,575
Cost of sales                                   3,574          4,493          6,362          7,964
                                              -------        -------        -------        -------
   Gross profit                                 1,155          1,095          1,786          1,611

Selling and marketing expenses                  1,358          2,080          2,225          3,734

General and administrative expenses               631          1,316          1,200          2,462

Severance and restructuring expenses               --            127             --            797
                                              -------        -------        -------        -------
   Loss from operations                          (834)        (2,428)        (1,639)        (5,382)

Other income:
    Royalty and sub-license income, net           171            343            355            704
    Other, net                                     10             83             17             87
                                              -------        -------        -------        -------
                                                  181            426            372            791

Loss before interest and income taxes            (653)        (2,002)        (1,267)        (4,591)

Interest expense                                  850            707          1,671          1,336
                                              -------        -------        -------        -------
Loss before income taxes                       (1,503)        (2,709)        (2,938)        (5,927)

Provision for income taxes                         --             --             --             --
                                              -------        -------        -------        -------
Net loss                                      $(1,503)       $(2,709)       $(2,938)       $(5,927)
                                              =======        =======        =======        =======
Net loss per share  - basic and diluted       $ (0.38)       $ (0.89)       $ (0.75)       $ (1.96)
                                              =======        =======        =======        =======


   The accompanying notes are an integral part of these financial statements.

Page 3                                                                Form 10-Q


                            STATEMENTS OF CASH FLOWS
                SIX MONTHS ENDED APRIL 2, 1999 AND MARCH 27, 1998
                                   (Unaudited)
                                 ($ in thousands)

                                                         Apr. 2, 1999      Mar. 27, 1998
                                                         ------------      -------------
CASH FLOWS FROM
   OPERATING ACTIVITIES:

Net loss                                                    $(2,938)         $(5,927)
Adjustments to reconcile net income to net cash
   used for operating activities -
      Depreciation                                              182              311
      Amortization                                              230              201

      Changes in operating assets and liabilities -

           Receivables                                       (1,699)            (554)
           Inventories                                          756           (2,520)
           Prepaid expenses and other                           620             (281)
           Accounts payable                                    (577)           1,342
           Accrued liabilities                                  526              551
                                                            -------          -------

Net cash used for operating activities                       (2,900)          (6,877)
                                                            -------          -------


CASH FLOWS FROM
   INVESTING ACTIVITIES:

   Additions to property, plant and equipment                   (16)            (697)
   Proceeds from sale of investments                          5,000              (62)
                                                            -------          -------

         Net cash provided by (used for)
            investing activities                              4,984             (759)
                                                            -------          -------
CASH FLOWS FROM
   FINANCING ACTIVITIES:

Net increase (decrease) in short-term
   borrowings                                                (9,250)         $ 7,400

Issuance of common stock                                         14              113

Net increase (decrease) in long-term
   obligations                                                7,250              (25)
                                                            -------          -------
   Net cash provided by (used for)
      financing activities                                   (1,986)           7,488
                                                            -------          -------

NET CHANGE IN CASH                                               98             (148)

CASH, beginning of period                                       371              703
                                                            -------          -------
CASH, end of period                                         $   469          $   555
                                                            =======          =======



Supplemental disclosures of cash flow information:
Cash paid during the period for:

      Interest                                              $   327          $ 1,059
                                                            =======          =======
      Income taxes                                          $    --          $    --
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

Page 4                                                                 Form 10-Q

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                     Note 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The quarterly financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Company's latest annual report on Form 10-K. In the opinion of management of the Company, all adjustments necessary, consisting only of normal recurring adjustments, to present fairly (1) the financial position of The Arnold Palmer Golf Company as of April 2, 1999; (2) the results of its operations and its cash flows for the six months ended April 2, 1999 and March 27, 1998; and (3) the results of its operations for the three months ended April 2, 1999 and March 27, 1998, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

Reference is also made to the Company's annual report on Form 10-K for the year ended September 30, 1998, for a discussion of the Company's significant accounting policies.

                                     NOTE 2

INCOME TAXES:

The Company has federal tax loss carry forwards of approximately $48.3 million at September 30, 1998. There was no current income tax provision or benefit recorded during the six months ending April 2, 1999 due to the losses sustained by the Company.

Page 5                                                                 Form 10-Q

                                     NOTE 3

SHORT-TERM BORROWINGS:

Short-term borrowings consist of advances under a $5.0 million line of credit agreement with a bank. There are no financial covenants under the line of credit, which is unconditionally guaranteed by the Company's Chairman (the "Guarantor").

At the option of the borrower, advances under the line of credit bear interest at prime minus 0.50% or one, two or three month LIBOR plus 1.5% (7.75% at April 2, 1999).

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

All the Company's long-term debt and subordinated notes as discussed below in
Item 2, are due and payable on or before December 31, 1999, and are therefore classified as current obligations on the Company's balance sheet.

                                     NOTE 4

NET LOSS PER COMMON SHARE:

The computation of basic net loss per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share would also include dilutive common share equivalents outstanding. Due to the Company's net loss for all periods presented, all common stock equivalents would be anti-dilutive to Basic EPS.

                                                      Three Months Ended                Six Months Ended
                                          --------------------------------------------------------------------
                                                  Apr 2, 1999     Mar 27, 1998    Apr 2, 1999    Mar 27, 1998
                                          --------------------------------------------------------------------
Net loss (in thousands)                              ($1,503)         ($2,709)       ($2,938)        ($5,927)

Weighted average shares                            3,927,700        3,054,367      3,907,376       3,027,963

Net loss per share - basic and diluted                ($0.38)          ($0.89)        ($0.75)         ($1.96)

At April 2, 1999, there were options outstanding to purchase 631,127 shares of stock, with per share prices ranging from $1.55 to $10.93. Additionally there were warrants outstanding to purchase 1,390,000 shares of stock with per share prices ranging from $5.00 to $5.50.

Page 6                                                                 Form 10-Q

                                     NOTE 5

INVENTORIES:

Inventories as of April 2, 1999 and September 30, 1998, were as follows (in thousands):

                                    ------------               --------------
                                    Apr. 2, 1999               Sept. 30, 1998
                                    ------------               --------------
     Raw Materials                      $3,453                    $3,503
     Work-in-process                         9                         9
     Finished Goods                      2,786                     3,492
                                        ------                    ------
     Total                              $6,248                    $7,004
                                        ------                    ------

                                     NOTE 6

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

                                     NOTE 7

PROPOSAL FOR BUY-OUT

On April 29, 1999, the Company received a proposal from APGC Holdings Company, LLC, ("Holdings") for the acquisition of the Company pursuant to which the Company would be merged with Holdings or its subsidiary in a cash-out merger with public shareholders of the

Page 7                                                                 Form 10-Q

Company receiving $1.20 per share in cash. If the acquisition set forth in the proposal is consummated, the Company would no longer be publicly traded.

Holdings is a closely held company formed by Cindy L. Davis, President and Chief Executive Officer of the Company, and certain directors and shareholders of the Company including John T. Lupton and Arnold D. Palmer. If the proposal is accepted, these individuals have agreed to contribute approximately 41 percent of the outstanding common stock of the Company to Holdings pursuant to separate agreements. The proposal is subject to certain conditions imposed by Holdings and Holdings has reserved the right to withdraw the proposal at any time.

The board of directors of the Company unanimously approved the appointment of a special committee to review the proposal and to determine whether the proposal is in the best interests of the Company and its shareholders. The special committee is considering the proposal and it is currently unclear whether the proposal will be accepted.

Consummation of the acquisition would be subject to the negotiation and execution of a definitive merger agreement and the approval of the board of directors and the shareholders of the Company, as well as other customary conditions of a transaction of this nature, including receipt of all necessary regulatory approvals.

Page 8                                                                 Form 10-Q

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

------------------------------------------------------------------------------

PROPOSAL FOR BUY-OUT

On April 29, 1999, the Company received a proposal from APGC Holdings Company, LLC, ("Holdings") for the acquisition of the Company pursuant to which the Company would be merged with Holdings or its subsidiary in a cash-out merger with public shareholders of the Company receiving $1.20 per share in cash. If the acquisition set forth in the proposal is consummated, the Company would no longer be publicly traded.

Holdings is a closely held company formed by Cindy L. Davis, President and Chief Executive Officer of the Company, and certain directors and shareholders of the Company including John T. Lupton and Arnold D. Palmer. If the proposal is accepted, these individuals have agreed to contribute approximately 41 percent of the outstanding common stock of the Company to Holdings pursuant to separate agreements. The proposal is subject to certain conditions imposed by Holdings and Holdings has reserved the right to withdraw the proposal at any time.

The board of directors of the Company unanimously approved the appointment of a special committee to review the proposal and to determine whether the proposal is in the best interests of the Company and its shareholders. The special committee is considering the proposal and it is currently unclear whether the proposal will be accepted.

Consummation of the acquisition would be subject to the negotiation and execution of a definitive merger agreement and the approval of the board of directors and the shareholders of the Company, as well as other customary conditions of a transaction of this nature, including receipt of all necessary regulatory approvals.

FINANCIAL CONDITION

The Company generally relies upon internally generated cash and short-term borrowings to satisfy working capital and capital expenditure requirements. Generally, short-term borrowings increase from December to April, because the Company builds inventory through these months to support its spring shipping season. Capital expenditures for 1999 are expected to be minimal.

All the Company's long-term debt and subordinated notes (as discussed below), are due and payable on or before December 31, 1999, and are therefore classified as current obligations on the Company's balance sheet. As of April 2, 1999, the Company had negative working capital of $27.8 million and a current ratio of .30 to one. This compares to negative working capital of $4.2 million and a current ratio of 0.74 to one at September 30, 1998. As of April 2, 1999, the Company's outstanding balance on its revolving credit facility was $3.0 million compared to $12.3 million at September 30, 1998.

Page 9                                                                 Form 10-Q


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

The Trust agreed to suspend interest payments on the revolver debt and the term debt, and to amend the due date on the revolver debt to December 31, 1999. Also on March 31, 1999, the Trust agreed to contribute to paid in capital of the Company, all accrued interest on the debt owed the Trust for the period October 1998 through March 1999. Therefore, $1,051,000 of accrued interest was reclassified to additional paid-in capital from accrued liabilities on the April 2, 1999 balance sheet.

On December 1, 1998, a $5.0 million revolving credit facility was established with a bank. This credit facility is an unsecured promissory note due on December 30, 1999, and is guaranteed by the Guarantor. The Company believes this facility will satisfy working capital and capital expenditure requirements through fiscal 1999.

In November 1994, the Company completed a private placement of $5.0 million in subordinated notes to related parties. These notes, which bear interest payable monthly at 6%, are due to mature on November 2, 1999. The Company's Chairman and another director, who collectively hold $3.0 million of the notes, agreed to forego interest payments and agreed that accrued interest would be added to the principal balance due in November 1999. The note balance at April 2, 1999 was $4.7 million (the face value of $5.0 million less the unamortized portion of the original subordinated debt discount), and is carried on the Company's balance sheet as current obligations.

Due to the continued losses of the Company, the Board of Directors have embarked upon numerous strategic business initiatives including the effectuation of a financial restructuring plan. Discussions are currently underway to determine methods by which the Company's obligations for its long-term debt and subordinated notes can be met. It is unlikely that the long-term debt and subordinated notes can be refinanced through third party lenders. Accordingly, the liquidity of the Company is dependent upon the ability of the Company to restructure the long-term debt and subordinated notes with the current holders of the long-term debt and subordinated notes. Only with the financial support of the Guarantor and of his affiliates, has the Company been able to meet its outstanding financial commitments.

The proposal for the acquisition of the Company by Holdings noted above is conditioned upon, among other things, the satisfactory restructuring of the Company's indebtedness including the Company's outstanding indebtedness to the holders of the long-term debt and subordinated notes of the Company. It is currently unclear whether this condition to the proposal can be satisfied.

Page 10                                                                Form 10-Q

RESULTS OF OPERATIONS

The tables below compare net sales by product line and market segment for the Company's second quarter and six months ending April 2, 1999, to the comparable prior year periods.

                              Sales By Product Line
                               ($'s in thousands)

                                    Three Months Ended                                Six Months Ended
                       ----------------------------------------------   --------------------------------------------
                         Apr 2, 1999      Mar 27, 1998     %Change        Apr 2, 1999      Mar 27, 1998    %Change
                       ----------------------------------------------   --------------------------------------------
Clubs                       $2,254            $2,169          3.9             $3,530            $4,220       (16.4)
Bags                         2,368             2,636        (10.2)             4,324             4,058         6.6
Outlet                          87               111        (21.6)               251               300       (16.3)
Components                     ---               583       (100.0)               ---               851      (100.0)
Apparel                         20                89        (77.5)                43               146       (70.5)
                       ----------------------------------------------   --------------------------------------------
  Total                     $4,729            $5,588        (15.4)            $8,148            $9,575       (14.9)
                       ----------------------------------------------   --------------------------------------------


                             Sales By Market Segment
                               ($'s in thousands)

                                    Three Months Ended                                Six Months Ended
                       ----------------------------------------------   --------------------------------------------
                         Apr 2, 1999      Mar 27, 1998     %Change        Apr 2, 1999      Mar 27, 1998    %Change
                       ----------------------------------------------   --------------------------------------------
Pro                         $2,518            $2,319          8.6              $4,448           $4,750        (6.4)
Retail                       2,126             2,397        (11.3)              3,451            3,370         2.4
Contract                       ---               178       (100.0)                ---              304      (100.0)
Outlet                          85               111        (23.4)                249              300       (17.0)
Components                     ---               583       (100.0)                ---              851      (100.0)
                       ----------------------------------------------   --------------------------------------------
  Total                     $4,729            $5,588        (15.4)             $8,148           $9,575       (14.9)
                       ----------------------------------------------   --------------------------------------------




Net sales for the quarter ending April 2, 1999 were $4.7 million compared to $5.6 million for the comparable prior year period, a decrease of 15.4%. Sales for the six month period decreased 14.9% to $8.1 million, from $9.6 million in the prior year same six month period. The Company's prior year sales include component sales generated by its component division (National Golf Suppliers), which the Company sold in September 1998. Excluding these sales from prior year, the Company's decrease in sales were 5.5% and 6.6% for its second quarter and six months ending April 2, 1999. The decrease in sales is due to the continued softness in the market place.

The Company's gross profit as a percentage of net sales for the second quarter and six month period ending April 2, 1999, was 24.4% and 21.9% respectively. Gross profit for the comparable prior year periods was 19.6% and 16.8%. The increase in gross profit was partially attributable to a better product mix in the current year. Pro line product sales, which yields the highest margin contribution, was 54.5% of total sales for the six months ending April 2, 1999 compared to 49.6% for the same prior year period. Gross profit also improved due to benefits resulting from consolidation of the Company's manufacturing facilities in its fiscal year ending September 30, 1998.

Page 11                                                                Form 10-Q

Selling and marketing expenses decreased $0.7 million and $1.5 million for the three months and six months ending April 2, 1999. During the six month period ending April 2, 1999, the most significant decreases were in salaries - $0.5 million, travel and living - $0.3 million, advertising and promotion - $0.2 million, royalties - $0.3 million and research and development - $0.2 million. Royalty expenses decreased due to the waiver of royalty payments required under a licensing agreement with a licensor. Marketing expenses related to the Company's component division (National Golf Suppliers) accounted for $0.1 million of the decrease as the Company sold its component division in September 1998.

General and administrative expenses decreased $0.7 million and $1.3 million for the quarter and year to date periods ending April 2, 1999 over the same prior year periods. For the six months ending April 2, 1999, salaries and related payroll costs decreased $0.1 million, legal and other professional services $0.1 million and occupancy costs, including rent and lease payments decreased $0.1 million. General and administrative expenses related to the Company's component division were $0.2 million for the prior year six month period ending March 27, 1998, and expenses related to the Company's management change and reorganization during the prior year six month period were $0.7 million for which there were no recurring expenses during the Company's current year six month period ending April 2, 1999.

Other income for the six months ending April 2, 1999 decreased $0.4 million from the prior year six month period. The decrease was primarily due to a licensing agreement held by the Company which provided for annual royalty income of $1.0 million through September 30, 1998. Beginning October 1, 1998, the maximum annual royalty per the agreement is $50,000.

Interest expense for the six months ending April 2, 1999 was $1.7 million compared to $1.3 million for six month period ending March 27, 1998. The increase was due to higher debt balances during the Company's current six month period compared to the same prior year period. Average short-term and long-term debt for the six months ending April 2, 1999 was $31.4 million compared to an average debt balance of $25.2 million for the same prior year period. Cash paid for interest expense during the six months ending April 2, 1999 was $327,000 compared to $1.1 million during the same prior year period. The decrease in cash interest payments was due to the suspension of interest payments to the Trust as described above.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in the contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges

Page 12                                                                Form 10-Q

allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998).

SFAS No. 133 could increase the volatility in earnings and other comprehensive income, however, based on the Company's current and anticipated level of derivative instruments and hedging activities, the Company does not believe the impact would be material.

YEAR 2000

The Company's information system and business processes applications operate on an IBM AS/400 mid range computer. The hardware and its related License Internal Code (LIC) has been upgraded to a Year 2000 Compliance level. The Company's software applications operating on the AS/400, is a fully integrated management information system developed by JBA International. The Company began the conversion to the JBA software in mid calendar year 1996. The only remaining JBA application to be implemented is Fixed Assets, which the Company anticipates having implemented no later than July 1999. The Company's PC based applications, which primarily involves Lotus Smart Suite and cc: Mail, have been in the process of upgrading to a Year 2000 Compliant level with an anticipated completion date no later than mid calendar year 1999. The cost for completing the PC based applications upgrade is expected to be minimal.

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

Page 13                                                                Form 10-Q

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

Page 14                                                                Form 10-Q

                           PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits -

              See Exhibit Index on page 16 of this Form 10-Q.

         (b)  Reports on Form 8-K

              The Registrant did not file any reports on Form 8-K during the quarter ending April 2, 1999. Subsequent to the end of the quarter, the Registrant filed a Form 8-K on April 30, 1999, announcing the receipt of the buy-out proposal from APGC Holdings Company, LLC.

Page 15                                                                Form 10-Q

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           THE ARNOLD PALMER GOLF COMPANY
                                     -------------------------------------------
                                                 (Registrant)




                                     /s/ Cynthia L. Davis
                                     -------------------------------------------
                                         Cynthia L. Davis
                                         President and Chief Executive Officer


                                     /s/ David J. Kirby
                                     -------------------------------------------
                                         David J. Kirby
                                         Vice President Finance (Chief
                                         Accounting Officer)

Date    May 14, 1999
     ------------------

Page 16                                                                Form 10-Q

                                  Exhibit Index

        Exhibit
         Number                    Description
        --------                   -----------

         2.1 Proposal for Acquisition from APGC Holdings Company, LLC, dated April 29, 1999.

         3.1*     Amended and Restated Charter of The Arnold Palmer Golf
                  Company.

         3.2**    Amended and Restated Bylaws of ProGroup, Inc.

         10.1 Letter of Agreement between the Company and The John T. Lupton Trust dated January 19, 1999.

         10.2 Letter of Agreement between the Company and The John T. Lupton Trust dated March 31, 1999.

         27       Financial Data Schedule.


         * Incorporated by reference herein from the Company's Form 10-Q for the quarter ended August 31, 1996.

         ** Incorporated by reference herein from the Company's Form 10-K for the year ended February 25, 1995.