Form 10-Q
period 1999-07-02
ARNOLD PALMER GOLF CO
filed 1999-08-16
CIK 80397

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended  July 2, 1999       Commission File Number    0-921
                     -----------------                          ----------

                         THE ARNOLD PALMER GOLF COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Tennessee                                    62-0331019
--------------------------------------------------------------------------------
  (State of Incorporation)                 (I.R.S. Employer Identification No.)

        6201 Mountain View Road, Ooltewah, Tennessee                37363
--------------------------------------------------------------------------------
          (Address of principal executive offices)               (Zip Code)


Registrant's telephone number                      423-238-5890


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


Yes       [x]         No         [ ]


As of August 10, 1999, 3,927,700 shares of Common Stock were outstanding.




                                 INDEX


                                                                 Pages
                                                                 -----

Part I.  Financial Information

         Balance Sheets - July 2, 1999 and
            September 30, 1998                                       1

         Statements of Operations - Three and Nine Months
            Ended July 2, 1999 and June 26, 1998                     2

         Statements of Cash Flows - Nine Months Ended
            July 2, 1999 and June 26, 1998                           3

         Notes to Financial Statements                           4 - 7

         Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                          8 - 12


Part II. Other Information                                          13

         Signature Page                                             14

Page 1                                                                Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                       JULY 2, 1999 AND SEPTEMBER 30, 1998
                    ($ in thousands except per share amounts)



ASSETS
                                                    July 2, 1999      Sept 30, 1998
                                                   --------------     -------------
                                                    (Unaudited)
Current assets:
   Cash                                            $       1,032      $         371

   Trade receivables                                       4,677              4,491
        less: allowance for doubtful accounts               (705)              (977)
                                                   -------------      -------------
            Net receivables                                3,972              3,514

   Inventories, net                                        4,529              7,004

   Prepaid expenses and other                                138              1,162
                                                   -------------      -------------

      Total current assets                                 9,671             12,051

Property, plant and equipment                              4,281              4,286
        less: accumulated depreciation                    (2,875)            (2,617)
                                                   -------------      -------------
            Net property, plant and equipment              1,406              1,669


Other assets:

   Investment in NBHI                                         --              5,000
   Property held for sale                                     --                 94
   Goodwill                                                   85                 85
   Other                                                   2,014              1,579
                                                   -------------      -------------
                                                           2,099              6,758
                                                   -------------      -------------

TOTAL ASSETS                                       $      13,176      $      20,478
                                                   =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term
    obligations                                    $      34,098      $           3
  Short-term borrowings                                    1,800             12,250
  Accounts payable                                           623              1,573
  Accrued liabilities                                      2,092              2,389
                                                   -------------      -------------

     Total current liabilities                            38,613             16,215

Long-term obligations, net of
 current maturities                                          --             26,525

Redeemable preferred stock                                   --              5,000

Stockholders' equity (deficit):

 Common stock, $.50 par value,
    10,000,000 shares authorized,
    3,927,700 and 3,054,367 shares
    issued and outstanding at July 2, 1999
    and September 30, 1998, respectively                  1,964              1,527
 Additional paid-in capital                               12,029              6,401
 Accumulated deficit                                     (39,430)           (35,190)
                                                   -------------      -------------

    Total stockholders' equity (deficit)                 (25,437)           (27,262)
                                                   -------------      -------------
TOTAL LIABILITIES & STOCK-
  HOLDERS' EQUITY                                  $      13,176      $      20,478
                                                   =============      =============


   The accompanying notes are an integral part of these financial statements.

Page 2                                                                Form 10-Q

                            STATEMENTS OF OPERATIONS
           THREE AND NINE MONTHS ENDED JULY 2, 1999 AND JUNE 26, 1998
                                   (Unaudited)
                    ($ in thousands except per share amounts)



                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                             ----------------------------      ----------------------------
                                             July 2, 1999    June 26, 1998     July 2, 1999   June 26, 1998
                                             -----------------------------     ----------------------------
Net sales                                    $      4,978     $      8,306     $     13,126    $     17,881
Cost of sales                                       3,805            8,075           10,167          16,039
                                             ------------     ------------     ------------    ------------
  Gross profit                                      1,173              231            2,959           1,842

Selling and marketing expenses                      1,159            2,188            3,392           5,922

General and administrative expenses                   734            1,138            1,934           3,600

Severance and restructuring expenses                   --               --               --             797
                                             ------------     ------------     ------------    ------------

   Loss from operations                              (720)          (3,095)          (2,367)         (8,477)

Other income (expense):
   Royalty and sub-license income, net                239              423              593           1,127
   Other, net                                          (5)              37               13             124
                                             ------------     ------------     ------------    ------------

                                                      234              460              606           1,251

Loss before interest and income taxes                (486)          (2,635)          (1,761)         (7,226)
Interest expense                                      808              798            2,479           2,134
                                             ------------     ------------     ------------    ------------

Loss before income taxes                           (1,294)          (3,433)          (4,240)         (9,360)

Provision for income taxes                             --               --               --              --
                                             ------------     ------------     ------------    ------------

Net loss                                     $     (1,294)    $     (3,433)    $     (4,240)   $     (9,360)
                                             ============     ============     ============    ============

Net loss per share  - basic and diluted      $      (0.33)    $      (1.12)    $      (1.08)   $      (3.01)
                                             ============     ============     ============    ============





   The accompanying notes are an integral part of these financial statements.

Page 3                                                                Form 10-Q

                            STATEMENTS OF CASH FLOWS
                NINE MONTHS ENDED JULY 2, 1999 AND JUNE 26, 1998
                                   (Unaudited)
                                ($ in thousands)


                                                          July 2, 1999      June 26, 1998
                                                          -------------     -------------
CASH FLOWS FROM
   OPERATING ACTIVITIES:

Net loss                                                  $      (4,240)    $      (9,360)
Adjustments to reconcile net income to net cash
   used for operating activities -

      Depreciation                                                  309               460
      Amortization                                                  329               309


      Changes in operating assets and liabilities -

           Receivables                                             (458)           (2,607)
           Inventories                                            2,475            (2,288)
           Prepaid expenses and other                               634               623
           Accounts payable                                        (950)            2,342
           Accrued liabilities                                      768               586
                                                          -------------     -------------

Net cash used for operating activities                           (1,133)           (9,935)
                                                          -------------     -------------

CASH FLOWS FROM
   INVESTING ACTIVITIES:

   Additions to property, plant and equipment                       (46)           (1,053)
   Proceeds from sale of property, plant & equipment                 --                --
   Proceeds from sale of investments                              5,000                --
   Other                                                             40                --
                                                          -------------     -------------

         Net cash provided by (used for)
            investing activities                                  4,994            (1,053)
                                                          -------------     -------------
CASH FLOWS FROM
  FINANCING ACTIVITIES:

Net increase (decrease) in short-term
  borrowings                                                    (10,450)    $      11,300

Issuance of common stock                                             --               113

Proceeds from debt obligations                                       --                --

Principle payments on debt obligations                            7,250               (90)
                                                          -------------     -------------


  Net cash provided by (used for)
   financing activities                                          (3,200)           11,323
                                                          -------------     -------------


NET CHANGE IN CASH                                                  661               335


CASH, beginning of period                                           371               703
                                                          -------------     -------------

CASH, end of period                                       $       1,032     $       1,038
                                                          =============     =============


Supplemental disclosures of
   cash flow information:


Cash paid during the period for:

   Interest                                               $         407     $       1,715
                                                          =============     =============

   Income taxes                                           $          --     $          --
                                                          =============     =============

   The accompanying notes are an integral part of these financial statements.

Page 4                                                                Form 10-Q

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                     Note 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The quarterly financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Company's latest annual report on Form 10-K. In the opinion of management of the Company, all adjustments necessary, consisting only of normal recurring adjustments, to present fairly (1) the financial position of The Arnold Palmer Golf Company as of July 2, 1999; (2) the results of its operations and its cash flows for the nine months ended July 2, 1999 and June 26, 1998; and
(3) the results of its operations for the three months ended July 2, 1999 and June 26, 1998, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

Reference is also made to the Company's annual report on Form 10-K for the year ended September 30, 1998, for a discussion of the Company's significant accounting policies.


                                     NOTE 2
INCOME TAXES:

The Company has federal tax loss carry forwards of approximately $48.3 million at September 30, 1998. There was no current income tax provision or benefit recorded during the nine months ending July 2, 1999 due to the losses sustained by the Company.

Page 5                                                                Form 10-Q

                                     NOTE 3

SHORT-TERM BORROWINGS:

Short-term borrowings consist of advances under a $5.0 million line of credit agreement with a bank. There are no financial covenants under the line of credit, which is unconditionally guaranteed by the Company's Chairman (the "Guarantor"), and which the bank may put to the John T. Lupton Trust u/w Thomas Cartter Lupton ("TCL Trust").

At the option of the Company, advances under the line of credit bear interest at prime minus 0.50% or one, two or three month LIBOR plus 1.5% (7.75% at July 2, 1999).

On October 20, 1998, an affiliate of the Guarantor, TCL Trust purchased the Company's $5.0 million investment in Nevada Bob's Holdings, Inc. Series D Preferred Stock at cost. Proceeds from the sale of the investment were used to pay $5.0 million on the Company's September 30, 1998 revolver balance of $12.3 million. On October 30, 1998, the bank put the revolving credit line and the term loans to the TCL Trust, and the TCL Trust purchased them for their outstanding balance of $7.3 million and $22.0 million respectively.

The TCL Trust agreed to extend the maturity date of the revolving credit loan to December 31, 1999 and has agreed to waive the payment of interest on the debt due to the TCL Trust. Also on March 31, 1999, the Trust agreed to contribute to paid in capital of the Company, accrued interest in the amount of $1,051,000 owed on the debt to the Trust for the period October 1998 through March 1999. Interest since March 1999 has continued to be accrued.

All the Company's long-term debt and subordinated notes are due and payable on or before December 31, 1999, and are therefore classified as current obligations on the Company's balance sheet.

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


                                                     Three Months Ended                    Nine Months Ended
                                          --------------------------------------------------------------------------
                                               July 2, 1999     June 26, 1998       July 2, 1999      June 26, 1998
                                          --------------------------------------------------------------------------
Net loss (in thousands)                         $   (1,294)       $   (3,433)        $   (4,240)        $   (9,360)

Weighted average shares                          3,927,700         3,054,367          3,914,077          3,036,895

Net loss per share - basic and diluted          $    (0.33)       $    (1.12)        $    (1.08)        $    (3.08)

Page 6                                                                Form 10-Q


At July 2, 1999, there were options outstanding to purchase 631,127 shares of stock, with per share prices ranging from $1.55 to $10.93. Additionally there were warrants outstanding to purchase 1,390,000 shares of stock with per share prices ranging from $5.00 to $5.50.

                                     NOTE 5

INVENTORIES:

Inventories as of July 2, 1999 and September 30, 1998, were as follows (in thousands):



                       ------------     --------------
                       July 2, 1999     Sept. 30, 1998
                       ------------     --------------
  Raw Materials        $      2,337     $        3,503
  Work-in-process                 9                  9
  Finished Goods              2,183              3,492
                       ------------     --------------
  Total                $      4,529     $        7,004
                       ------------     --------------

                                     NOTE 6

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in the contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998).

SFAS No. 133 could increase the volatility in earnings and other comprehensive income, however, based on the Company's current and anticipated level of derivative instruments and hedging activities, the Company does not believe the impact would be material.

Page 7                                                                Form 10-Q

                                     NOTE 7

AGREEMENT FOR BUY-OUT

The Company has entered into a merger agreement with APGC Holdings Company, LLC, pursuant to which APGC Acquisition Corp., a wholly-owned subsidiary of APGC Holdings Company, LLC, will merge with the Company with the public shareholders of the Company receiving $1.20 per share cash. APGC Holdings Company, LLC, is a closely held company formed by Cindy L. Davis, President and Chief Executive Officer of the Company, and John T. Lupton and Arnold D. Palmer, directors and shareholders of the Company, and certain of their affiliates.

The board of directors of the Company, relying upon the recommendation of a specially-appointed committee of disinterested directors that such transaction is fair from a financial point of view to the Company shareholders, has approved the transaction and recommended to the Company shareholders that the merger be approved.

The merger is conditioned upon a majority of outstanding shares of the Company common stock voting in favor of the transaction and certain other customary conditions. Under the merger agreement, the transaction can be terminated by APGC Holdings Company, LLC in certain circumstances, including a materiel adverse change in the business of the Company, and can be terminated by the Company in the event it receives an unsolicited competing offer and pursuant to the exercise of its fiduciary responsibilities enters into an agreement with a third party and in certain other circumstances.

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

All the Company's long-term debt and subordinated notes (as discussed below), are due and payable on or before December 31, 1999, and are therefore classified as current obligations on the Company's balance sheet. As of July 2, 1999, the Company had negative working capital of $28.9 million and a current ratio of
0.25 to one. This compares to negative working capital of $4.2 million and a current ratio of 0.74 to one at September 30, 1998. As of July 2, 1999, the Company's outstanding balance on its revolving credit facility was $1.8 million compared to $12.3 million at September 30, 1998.

On October 20, 1998, an affiliate of the Guarantor, the Thomas C. Lupton Trust, ("Trust"), purchased the Company's $5.0 million investment in Nevada Bob's Holdings, Inc. Series D Preferred Stock at cost. Proceeds from the sale of the investment were used to pay $5.0 million on the Company's September 30, 1998 revolver balance of $12.3 million. On October 30, 1998, the bank put the revolving credit line and the term loans to the TCL Trust, and the TCL trust purchased them for their outstanding balance of $7.3 million and $22.0 million respectively.

The TCL Trust agreed to extend the maturity date of the revolving credit loan to December 31, 1999 and has agreed to waive the payment of interest on the debt due to the TCL Trust. Also on March 31, 1999, the Trust agreed to contribute to paid in capital of the Company, accrued interest in the amount of $1,051,000 owed on the debt to the Trust for the period October 1998 through March 1999. Interest since March 1999 has continued to be accrued.

On December 1, 1998, a $5.0 million revolving credit facility was established with a bank. This credit facility is an unsecured promissory note due on December 30, 1999, and is guaranteed by the Guarantor and which the bank may put to the TCL Trust. The Company believes this facility will satisfy working capital and capital expenditure requirements through fiscal 1999.

In November 1994, the Company completed a private placement of $5.0 million in subordinated notes to related parties. These notes, which bear interest payable monthly at 6%, are due to mature on November 2, 1999. The Company's Chairman and another director, who collectively hold $3.0 million of the notes, agreed to forego interest payments and agreed that accrued interest would be added to the principal balance due in November 1999. The note balance at July

Page 9                                                                Form 10-Q

2, 1999 was $4.8 million (the face value of $5.0 million less the unamortized portion of the original subordinated debt discount), and is carried on the Company's balance sheet as current obligations.

The Company has deferred pursuing discussions with the holders of its long-term debt and subordinated notes regarding the restructuring of such debt, pending the consideration of the buy-out proposal by the shareholders. It is unlikely that the long-term debt and subordinated notes can be refinanced through third party lenders. Accordingly, the liquidity of the Company is dependent upon the ability of the Company to restructure the long-term debt and subordinated notes with the current holders of the long-term debt and subordinated notes. Only with the financial support of the Guarantor and of his affiliates, has the Company been able to meet its outstanding financial commitments.

RESULTS OF OPERATIONS
The tables below compare net sales by product line and market segment for the Company's third quarter and nine months ending July 2, 1999, to the comparable prior year periods.


                                                     Sales By Product Line
                                                       ($'s in thousands)

                                Three Months Ended                               Nine Months Ended
                   ----------------------------------------------  -----------------------------------------------
                    July 2, 1999     June 26, 1998     %Change       July 2, 1999     June 26, 1998      %Change
                   ----------------------------------------------  -----------------------------------------------
Clubs              $        2,352    $       4,596      (48.8)       $      5,882     $      8,816         (33.3)
Bags                        2,447            2,635       (7.1)              6,773            6,693           1.2
Outlet                        162              307      (47.2)                411              679         (39.5)
Components                    ---              718     (100.0)                ---            1,497        (100.0)
Apparel                        17               50      (66.0)                 60              196         (69.4)
                   ----------------------------------------------  -----------------------------------------------
  Total            $        4,978    $       8,306      (40.1)       $     13,126     $     17,881         (26.6)
                   ----------------------------------------------  -----------------------------------------------


                                                     Sales By Market Segment
                                                        ($'s in thousands)

                                  Three Months Ended                                   Nine Months Ended
                   ----------------------------------------------------  ---------------------------------------------
                    July 2, 1999    June 26, 1998         %Change           July 2, 1999    June 26, 1998     %Change
                   ----------------------------------------------------  ---------------------------------------------
Pro                 $       2,676   $      4,980               (46.3)       $     7,122     $      9,860       (27.8)
Retail                      2,140          2,248                (4.8)             5,593            5,517         1.4
Contract                      ---             53              (100.0)               ---              328      (100.0)
Outlet                        162            307               (47.2)               411              679       (39.5)
Components                    ---            718              (100.0)               ---            1,497      (100.0)
                   ----------------------------------------------------  ---------------------------------------------
  Total             $       4,978   $      8,306               (40.1)       $    13,126     $     17,881       (26.6)
                   ----------------------------------------------------  ---------------------------------------------

Page 10                                                               Form 10-Q

Net sales for the quarter ending July 2, 1999 were $5.0 million compared to $8.3 million for the comparable prior year period, a decrease of 40.1%. Sales for the nine month period decreased 26.6% to $13.1 million, from $17.9 million in the prior year same nine month period. The Company's prior year sales include component sales generated by its component division (National Golf Suppliers), which the Company sold in September 1998. Excluding these sales from prior year, the Company's decrease in sales were 34.4% and 19.9% for its third quarter and nine months ending July 2, 1999. Excluding component sales from prior year figures, over eighty percent of the decline in the Company's sales during its third quarter and nine months ending July 2, 1999 were in its pro-line products. This trend was due in part to the continuing depressed market conditions within the golf industry.

The Company's gross profit as a percentage of net sales for the third quarter and nine month period ending July 2, 1999, was 23.6% and 22.5% respectively. Gross profit for the comparable prior year periods was 2.8% and 10.3%. Gross profit for the period ending June 26, 1998 included a $1.6 million charge for inventory reserves. Excluding the prior year charge for inventory reserves, the Company's gross profit for its third quarter and nine months ending June 26, 1998 were 21.5% and 19.0% respectively.

Selling and marketing expenses decreased $1.0 million and $2.5 million for the three months and nine months ending July 2, 1999 from the comparable prior year periods. During the nine month period ending July 2, 1999, the most significant decreases were in salaries and related payroll costs- $0.8 million, travel and living - $0.4 million, advertising and promotion - $0.6 million, royalties - $0.4 million and research and development - $0.1 million. Royalty expenses decreased due to the waiver of royalty payments required under a licensing agreement with a licensor. Marketing expenses related to the Company's component division (National Golf Suppliers) accounted for $0.2 million of the decrease as the Company sold its component division in September 1998.

General and administrative expenses decreased $0.4 million and $1.7 million for the quarter and year to date periods ending July 2, 1999 over the same prior year periods. For the nine months ending July 2, 1999, salaries and related payroll costs decreased $0.2 million and legal and other professional services decreased $1.2 million. Prior year other professional services included $1.1 million related to the Company's management change and reorganization in 1998. General and administrative expenses related to the Company's component division were $0.3 million for the prior year nine month period ending June 26, 1998.

Other income for the nine months ending July 2, 1999 decreased $0.6 million from the prior year nine month period. The decrease was primarily due to a licensing agreement held by the Company which provided for annual royalty income of $1.0 million through September 30, 1998. Beginning October 1, 1998, the maximum annual royalty per the agreement is $50,000.

Interest expense for the nine months ending July 2, 1999 was $2.5 million compared to $2.1 million for nine month period ending June 26, 1998. The increase was due to higher debt

Page 11                                                               Form 10-Q

balances during the Company's current nine month period compared to the same prior year period. Average short-term and long-term debt for the nine months ending July 2, 1999 was $30.9 million compared to an average debt balance of $27.6 million for the same prior year period. Cash paid for interest expense during the nine months ending July 2, 1999 was $0.4 million compared to $1.7 million during the same prior year period. The decrease in cash interest payments was due to the suspension of interest payments to the Trust as described above.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in the contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998).

SFAS No. 133 could increase the volatility in earnings and other comprehensive income, however, based on the Company's current and anticipated level of derivative instruments and hedging activities, the Company does not believe the impact would be material.

YEAR 2000

The Company's information system and business processes applications operate on an IBM AS/400 mid range computer. The hardware and its related License Internal Code (LIC) has been upgraded to a Year 2000 Compliance level. The Company's software applications operating on the AS/400, is a fully integrated management information system developed by JBA International. The Company began the conversion to the JBA software in mid calendar year 1996. The only remaining JBA application to be implemented is Fixed Assets, which the Company anticipates having implemented no later than September 30, 1999. The Company's PC based applications, which primarily involves Lotus Smart Suite and cc: Mail, have been upgraded to a Year 2000 Compliant level. The cost for completing the upgrades are expected to be minimal.

Page 12                                                               Form 10-Q

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

Page 13                                                               Form 10-Q

                           PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

             (a)  Exhibits -

                      See Exhibit Index on page 15 of this Form 10-Q.

             (b)  Reports on Form 8-K -

                  On April 30, 1999, the Company filed a Form 8-K announcing the receipt of the buy-out proposal from APGC Holdings Company, LLC.

                  On May 28, 1999, the Company filed a Form 8-K reporting the receipt of an independent fairness opinion related to the buyout proposal from APGC Holdings Company, LLC.

                  On June 4, 1999, the Company filed a Form 8-K reporting the Company had entered into an Agreement and Plan of Merger between the Company, APGC Holdings Company, LLC and APGC Acquisition Corp.

Page 14                                                               Form 10-Q




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                THE ARNOLD PALMER GOLF COMPANY
                                                (Registrant)




                               /s/   Cindy L. Davis
                               ------------------------------------------------
                                     Cindy L. Davis
                               President and Chief Executive Officer


                               /s/    David J. Kirby
                               ------------------------------------------------
                                      David J. Kirby

                               Vice President Finance (Chief Accounting Officer)



Date    August 10, 1999

Page 15                                                               Form 10-Q



                                  Exhibit Index


         Exhibit
         Number                             Description
         ------                             -----------

          2.1* Agreement and Plan of Merger dated as of June, 1999, by and between the Company, APGC Holdings Company, LLC and APGC Acquisition Corp.

          3.1**    Amended and Restated Charter of The Arnold Palmer Golf
                   Company.

          3.2***   Amended and Restated Bylaws of The Arnold Palmer Golf Company

         27        Financial Data Schedule (for SEC use only).


         * Incorporated by reference herein from the Company's Form 8-K filed June 4, 1999.

         ** Incorporated by reference herein from the Company's Form 10-Q for the quarter ended August 31, 1996.

         *** Incorporated by reference herein from the Company's Form 10-K for the year ended February 25, 1995.